Form 10-Q
period 2024-09-30
Spok Holdings, Inc
filed 2024-10-31
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-32358

SPOK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1694797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Technology Drive	,	Suite 400
Plano	,	Texas	75074
(Address of principal executive offices)			(Zip Code)
(800) 611-8488
(Registrant’s telephone number, including area code)
5911 Kingstowne Village Pkwy, 6th Floor
Alexandria, Virginia 22315
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
20,272,355 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of October 25, 2024.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$27,830	$31,989
Accounts receivable, net	21,377	23,314
Prepaid expenses	8,450	7,885
Other current assets	723	704
Total current assets	58,380	63,892
Non-current assets:
Property and equipment, net	6,988	7,321
Operating lease right-of-use assets	8,597	10,526
Goodwill	99,175	99,175
Deferred income tax assets, net	42,635	46,260
Other non-current assets	987	510
Total non-current assets	158,382	163,792
Total assets	$216,762	$227,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,944	$5,969
Accrued compensation and benefits	5,188	7,284
Deferred revenue	28,743	26,298
Operating lease liabilities	2,961	4,184
Other current liabilities	4,796	4,273
Total current liabilities	45,632	48,008
Non-current liabilities:
Asset retirement obligations	7,268	7,191
Operating lease liabilities	6,148	6,902
Other non-current liabilities	1,426	1,812
Total non-current liabilities	14,842	15,905
Total liabilities	60,474	63,913
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	104,119	102,936
Accumulated other comprehensive loss	(1,747)	(1,764)
Retained earnings	53,914	62,597
Total stockholders’ equity	156,288	163,771
Total liabilities and stockholders' equity	$216,762	$227,684

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands except share and per share amounts)	2024	2023	2024	2023

Revenue:
Wireless revenue	$18,261	$18,972	$55,153	$56,877
Software revenue	16,609	16,456	48,608	48,195
Total revenue	34,870	35,428	103,761	105,072
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,133	6,622	21,435	19,885
Research and development	2,831	2,561	8,958	7,907
Technology operations	6,083	6,405	18,563	19,444
Selling and marketing	3,928	4,067	11,582	12,322
General and administrative	8,534	8,216	24,585	24,405
Depreciation and accretion	1,075	1,267	3,210	3,768
Severance and restructuring	325	77	1,101	195
Total operating expenses	29,909	29,215	89,434	87,926
Operating income	4,961	6,213	14,327	17,146
Interest income	264	240	908	866
Other (expense) income	(75)	41	(91)	(45)
Income before income taxes	5,150	6,494	15,144	17,967
Provision for income taxes	(1,490)	(2,043)	(3,823)	(5,666)
Net income	$3,660	$4,451	$11,321	$12,301
Basic net income per common share	$0.18	$0.22	$0.56	$0.62
Diluted net income per common share	$0.18	$0.22	$0.55	$0.61
Basic weighted average common shares outstanding	20,264,055	19,970,936	20,229,146	19,942,325
Diluted weighted average common shares outstanding	20,523,873	20,304,092	20,534,883	20,308,973
Cash dividends declared per common share	$0.3125	$0.3125	$0.9375	$0.9375

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands)	2024	2023	2024	2023

Net income	$3,660	$4,451	$11,321	$12,301
Other comprehensive income, net of tax:
Foreign currency translation adjustments	23	82	17	129
Other comprehensive income	23	82	17	129
Comprehensive income	$3,683	$4,533	$11,338	$12,430

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2023	19,703,800	$2	$97,999	$73,096	$171,097
Net income	—	—	—	3,117	3,117
Issuance of restricted stock under the Equity Plan	382,568	—	—	—	—
Purchase of common stock for tax withholding	(144,516)	—	(1,245)	—	(1,245)
Amortization of stock-based compensation	—	—	936	—	936
Cash dividends declared	—	—	—	(6,549)	(6,549)
Cumulative translation adjustment	—	—	12	—	12
Balance at March 31, 2023	19,941,852	$2	$97,702	$69,664	$167,368
Net income	—	—	—	4,733	4,733
Amortization of stock-based compensation	—	—	923	—	923
Cash dividends declared	—	—	—	(6,538)	(6,538)
Issuance of restricted stock under the Equity Plan	20,210	—	90	—	90
Cumulative translation adjustment	—	—	35	—	35
Balance at June 30, 2023	19,962,062	$2	$98,750	$67,859	$166,611
Net income	—	—	—	4,451	4,451
Issuance of restricted stock under the Equity Plan	10,416	—	—	—	—
Amortization of stock-based compensation	—	—	884	—	884
Cash dividends declared	—	—	—	(6,523)	(6,523)
Cumulative translation adjustment	—	—	82	—	82
Balance at September 30, 2023	19,972,478	$2	$99,716	$65,787	$165,505

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2024	19,992,102	$2	$101,172	$62,597	$163,771
Net income	—	—	—	4,236	4,236
Issuance of restricted stock under the Equity Plan	396,771	—	—	—	—
Purchase of common stock for tax withholding	(151,026)	—	(2,428)	—	(2,428)
Amortization of stock-based compensation	—	—	1,148	—	1,148
Cash dividends declared	—	—	—	(6,600)	(6,600)
Cumulative translation adjustment	—	—	42	—	42
Balance at March 31, 2024	20,237,847	$2	$99,934	$60,233	$160,169
Net income	—	—	—	3,425	3,425
Issuance of restricted stock under the Equity Plan	17,768	—	131	—	131
Amortization of stock-based compensation	—	—	1,159	—	1,159
Cash dividends declared	—	—	—	(6,624)	(6,624)
Cumulative translation adjustment	—	—	(48)	—	(48)
Balance at June 30, 2024	20,255,615	$2	$101,176	$57,034	$158,212
Net income	—	—	—	3,660	3,660
Issuance of restricted stock under the Equity Plan	8,440	—	—	—	—
Amortization of stock-based compensation	—	—	1,173	—	1,173
Cash dividends declared	—	—	—	(6,780)	(6,780)
Cumulative translation adjustment	—	—	23	—	23
Balance at September 30, 2024	20,264,055	$2	$102,372	$53,914	$156,288

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(Unaudited and in thousands)	2024	2023

Operating activities:
Net income	$11,321	$12,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	3,210	3,768
Deferred income tax expense	3,624	5,605
Stock-based compensation	3,480	2,743
Provisions for credit losses, service credits and other	450	415
Changes in assets and liabilities:
Accounts receivable	1,481	1,305
Prepaid expenses and other assets	(1,061)	(1,102)
Net operating lease liabilities	(48)	(1,243)
Accounts payable, accrued liabilities and other	(4,284)	(7,396)
Deferred revenue	2,342	(2,000)
Net cash provided by operating activities	20,515	14,396
Investing activities:
Purchases of property and equipment	(2,348)	(2,419)
Net cash used in investing activities	(2,348)	(2,419)
Financing activities:
Cash distributions to stockholders	(20,045)	(19,404)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	130	90
Purchase of common stock for tax withholding on vested equity awards	(2,428)	(1,245)
Net cash used in financing activities	(22,343)	(20,559)
Effect of exchange rate on cash and cash equivalents	17	129
Net decrease in cash and cash equivalents	(4,159)	(8,453)
Cash and cash equivalents, beginning of period	31,989	35,754
Cash and cash equivalents, end of period	$27,830	$27,301
Supplemental disclosure:
Income taxes paid	$298	$236

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
The financial information included herein, other than the Condensed Consolidated Balance Sheet as of December 31, 2023, is unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from, but does not include all, the disclosures contained in the audited Consolidated Financial Statements as of and for the year ended December 31, 2023.
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
NOTE 3 - RECENT ACCOUNTING STANDARDS
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within segment profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is also permitted, and retrospective application is required. This ASU will likely result in additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.
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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023

Revenue:
Paging revenue	$17,605	$18,119	$53,208	$54,915
Product and other revenue	656	853	1,945	1,962
Wireless revenue	$18,261	$18,972	$55,153	$56,877

License	$2,042	$2,413	$6,365	$7,723
Professional services	4,835	3,833	13,146	10,909
Hardware	395	798	1,113	2,088
Operations revenue	7,272	7,044	20,624	20,720
Maintenance	9,337	9,412	27,984	27,475
Software revenue	$16,609	$16,456	$48,608	$48,195
Total revenue	$34,870	$35,428	$103,761	$105,072

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2024, and 2023. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023

United States	$34,206	$34,662	$101,650	$102,523
International	664	766	2,111	2,549
Total revenue	$34,870	$35,428	$103,761	$105,072
Deferred Revenues
Our deferred revenues represent payments made by, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the nine months ended September 30, 2024, are as follows:

(Dollars in thousands)	December 31, 2023	Additions	Revenue Recognized	September 30, 2024

Deferred Revenue	$26,946	$50,421	$(48,078)	$29,289
During the nine months ended September 30, 2024, the Company recognized $21.3 million related to amounts deferred as of December 31, 2023.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the nine months ended September 30, 2024 are as follows:

(Dollars in thousands)	December 31, 2023	Additions	Commissions Recognized	September 30, 2024

Prepaid Commissions	$2,285	$2,895	$(2,064)	$3,116
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing in the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at September 30, 2024 was $63.6 million, which excludes $5.3 million of additional transaction value that was deemed cancellable by the customer without significant penalty. We expect to recognize approximately $36.2 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023

Operating lease cost	$999	$1,143	$3,049	$3,494
Short-term lease cost	2,396	2,298	7,297	6,837
Total lease cost	$3,395	$3,441	$10,346	$10,331

The following table presents supplemental cash flow information:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$3,634	$3,993

The following table presents the weighted average remaining lease term and discount rate:

	September 30,
(Dollars in thousands)	2024	2023

Weighted average remaining lease term - operating leases (in years)	4.40	4.60
Weighted average discount rate - operating leases	6.51%	4.98%
Maturities of lease liabilities as of September 30, 2024, were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2024 (remaining three months)	$796
2025	2,816
2026	2,366
2027	1,742
2028	1,263
Thereafter	1,395
Total future lease payments	10,378
Imputed interest	(1,269)
Total	$9,109

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 - CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation and Accretion
Depreciation and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023

Depreciation
Leasehold improvements	$46	$24	$121	$51
Asset retirement costs	(104)	66	(312)	196
Paging and computer equipment	869	959	2,647	2,864
Furniture, fixtures and vehicles	90	54	231	165
Total depreciation	901	1,103	2,687	3,276
Accretion	174	164	523	492
Total depreciation and accretion expense	$1,075	$1,267	$3,210	$3,768
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $0.8 million at September 30, 2024, and $1.6 million at December 31, 2023. Accounts receivable, net includes $5.9 million and $6.0 million of unbilled receivables at September 30, 2024, and December 31, 2023, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	September 30, 2024	December 31, 2023

Leasehold improvements	lease term	$2,430	$2,202
Asset retirement costs	1-5	3,722	3,722
Paging and computer equipment	1-5	84,129	86,332
Furniture, fixtures and vehicles	3-5	3,042	3,129
Total property and equipment		93,323	95,385
Accumulated depreciation		(86,335)	(88,064)
Total property and equipment, net		$6,988	$7,321
NOTE 8 - GOODWILL
During the three months ended September 30, 2024, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance as of December 31, 2023	$206	$7,191	$7,397
Accretion	442	81	523
Amounts paid	(361)	—	(361)
Reclassifications	4	(4)	—
Balance as of September 30, 2024	$291	$7,268	$7,559
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023.
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
At September 30, 2024, and December 31, 2023, we had no stock options outstanding.
At September 30, 2024, and December 31, 2023, there were 20,264,055 and 19,992,102 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.
Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024, and 2023, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2024 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 21, 2024	March 15, 2024	March 29, 2024	$0.3125	$6,600
May 1, 2024	May 24, 2024	June 24, 2024	0.3125	6,624
July 24, 2024	August 19, 2024	September 9, 2024	0.3125	6,780
Total			$0.9375	$20,004
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs") and unvested RSUs.
On October 30, 2024, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of November 18, 2024, and a payment date of December 9, 2024. Cash dividends related to common stock of approximately $6.3 million will be paid from available cash on hand.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the nine months ended September 30, 2024, we did not repurchase any common stock.
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
The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2024	2023	2024	2023

Numerator:
Net income	$3,660	$4,451	$11,321	$12,301

Denominator:
Basic weighted average common shares outstanding	20,264,055	19,970,936	20,229,146	19,942,325
Diluted weighted average common shares outstanding	20,523,873	20,304,092	20,534,883	20,308,973
Basic net income per common share	$0.18	$0.22	$0.56	$0.62
Diluted net income per common share	$0.18	$0.22	$0.55	$0.61
Stock-Based Compensation Plans
On April 10, 2023, our Board of Directors adopted an amendment and restatement of the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the "2020 Equity Plan") to increase the number of shares available for issuance by 1,000,000 shares that our stockholders subsequently approved on July 25, 2023. At July 25, 2023, a total of 1,268,444 shares of common stock had been reserved for issuance under the 2020 Equity Plan.
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
Contingent RSUs generally vest over a three-year performance period upon successful completion of the performance objectives. Non-contingent RSUs generally vest in thirds, annually, over a three-year period. Dividend equivalent rights generally accompany each RSU award, and those rights accumulate and vest along with the underlying RSU.
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
The following table summarizes the activities under the 2020 Equity Plan from January 1, 2024, through September 30, 2024:

Activity

Total equity securities available at January 1, 2024	1,275,704
RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(305,360)
Total equity securities available at September 30, 2024	970,344
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the 2020 Equity Plan for the nine months ended September 30, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2024	1,035,268	$9.12
Granted	309,404	15.47
Vested	(411,646)	10.06
Forfeited	(4,044)	11.13
Unvested at September 30, 2024	928,982	$10.81
Of the 928,982 unvested RSUs, DSUs and restricted stock outstanding at September 30, 2024, 491,734 RSUs include contingent performance requirements for vesting purposes. At September 30, 2024, there was $4.2 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.6 years.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the nine months ended September 30, 2024, 9,933 shares of the Company's stock were purchased, as compared to 12,558 shares purchased during the same period in 2023. The following table summarizes the activities under the ESPP from January 1, 2024, through September 30, 2024:

Activity

Total ESPP equity securities available at January 1, 2024	109,762
ESPP common stock purchased by eligible employees	(9,933)
Total ESPP equity securities available at September 30, 2024	99,829
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
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023

Performance-based RSUs	$459	$332	$1,378	$1,087
Time-based RSUs, DSUs and restricted stock	692	536	2,038	1,613
ESPP	22	16	64	43
Total stock-based compensation	$1,173	$884	$3,480	$2,743
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
We had total net deferred income tax assets ("DTAs") of $42.6 million and $46.3 million as of September 30, 2024, and December 31, 2023, respectively. We had a valuation allowance of $2.3 million as of both September 30, 2024, and December 31, 2023.
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
NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the nine months ended September 30, 2024, to the commitments and contingencies previously reported in the 2023 Annual Report.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors serves as EVP and Chief Information Officer for an entity that is also a customer of the Company. For the three months ended September 30, 2024 and 2023, we recognized revenues of $0.3 million and $0.1 million, respectively, related to the contracts from the entity at which the individual is employed. For the nine months ended September 30, 2024 and 2023, we recognized revenues of $1.1 million and $0.4 million, respectively, related to the contracts from the entity at which the individual is employed.
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
Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Total	%	2024	2023	Total	%

Revenue:
Wireless revenue	$18,261	$18,972	$(711)	(3.7)%	$55,153	$56,877	$(1,724)	(3.0)%
Software revenue	16,609	16,456	153	0.9%	48,608	48,195	413	0.9%
Total revenue	34,870	35,428	(558)	(1.6)%	103,761	105,072	(1,311)	(1.2)%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,133	6,622	511	7.7%	21,435	19,885	1,550	7.8%
Research and development	2,831	2,561	270	10.5%	8,958	7,907	1,051	13.3%
Technology operations	6,083	6,405	(322)	(5.0)%	18,563	19,444	(881)	(4.5)%
Selling and marketing	3,928	4,067	(139)	(3.4)%	11,582	12,322	(740)	(6.0)%
General and administrative	8,534	8,216	318	3.9%	24,585	24,405	180	0.7%
Depreciation and accretion	1,075	1,267	(192)	(15.2)%	3,210	3,768	(558)	(14.8)%
Severance and restructuring	325	77	248	322.1%	1,101	195	906	464.6%
Total operating expenses	29,909	29,215	694	2.4%	89,434	87,926	1,508	1.7%
Operating income	4,961	6,213	(1,252)	(20.2)%	14,327	17,146	(2,819)	(16.4)%
Interest income	264	240	24	10.0%	908	866	42	4.8%
Other (expense) income	(75)	41	(116)	(282.9)%	(91)	(45)	(46)	102.2%
Income before income taxes	5,150	6,494	(1,344)	(20.7)%	15,144	17,967	(2,823)	(15.7)%
Provision for income taxes	(1,490)	(2,043)	553	(27.1)%	(3,823)	(5,666)	1,843	(32.5)%
Net income	$3,660	$4,451	$(791)	(17.8)%	$11,321	$12,301	$(980)	(8.0)%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	406	381	25	6.6%
Active transmitters	3,064	3,245	(181)	(5.6)%
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
The table below details revenue for the periods stated:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Total	%	2024	2023	Total	%

Revenue - wireless:
Paging revenue	$17,605	$18,119	$(514)	(2.8)%	$53,208	$54,915	$(1,707)	(3.1)%
Product and other revenue	656	853	(197)	(23.1)%	1,945	1,962	(17)	(0.9)%
Total wireless revenue	18,261	18,972	(711)	(3.7)%	55,153	56,877	(1,724)	(3.0)%

Revenue - software:
License	2,042	2,413	(371)	(15.4)%	6,365	7,723	(1,358)	(17.6)%
Professional services	4,835	3,833	1,002	26.1%	13,146	10,909	2,237	20.5%
Hardware	395	798	(403)	(50.5)%	1,113	2,088	(975)	(46.7)%
Operations revenue	7,272	7,044	228	3.2%	20,624	20,720	(96)	(0.5)%
Maintenance revenue	9,337	9,412	(75)	(0.8)%	27,984	27,475	509	1.9%
Total software revenue	16,609	16,456	153	0.9%	48,608	48,195	413	0.9%
Total revenue	$34,870	$35,428	$(558)	(1.6)%	$103,761	$105,072	$(1,311)	(1.2)%
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
Wireless revenue decreased for the three months ended September 30, 2024, compared to the same period in 2023, reflective of the secular decrease in our wireless units in service, from 785 thousand as of September 30, 2023 to 730 thousand as of September 30, 2024. This was partially offset by an increase in ARPU, as a result of price increases initiated in September 2024. For the three months ended September 30, 2024, ARPU was $7.95 as compared to $7.59 for the same period in 2023.
Wireless revenue decreased for the nine months ended September 30, 2024, compared to the same period in 2023, reflective of the secular decrease in our wireless units in service, from 785 thousand as of September 30, 2023 to 730 thousand as of September 30, 2024. This was partially offset by an increase in ARPU, as a result of price increases initiated in September 2024. For the nine months ended September 30, 2024, ARPU was $7.91 as compared to $7.62 for the same period in 2023.
We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.

The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended September 30,			Change Due To:
(in thousands)	2024	2023	Change	ARPU	Units

Paging revenue	$17,605	$18,119	$(514)	$795	$(1,309)

	For the Nine Months Ended September 30,			Change Due To:
(in thousands)	2024	2023	Change	ARPU	Units

Paging revenue	$53,208	$54,915	$(1,707)	$1,965	$(3,672)
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
Operations Revenue
Software operations revenue increased during the three months ended September 30, 2024, compared to the same period in 2023. The increase is primarily due to increases in professional services revenue, resulting from our targeted hiring efforts over the last 12 months, as we aligned staffing levels with our backlog which had grown as a result of our operations bookings results. This increase was partially offset by decreases in license and hardware revenue, driven by lower sales.
Software operations revenue decreased during the nine months ended September 30, 2024, compared to the same period in 2023. The decrease is primarily due to decreases in license and hardware revenue, driven by lower sales. More specifically, results from the second quarter of 2023 included $1.8 million in license revenue from a single customer contract with no similar performance in 2024. These decreases were partially offset by increases in professional services revenue, resulting from our targeted hiring efforts over the last 12 months, as we aligned staffing levels with our backlog, which had grown as a result of our operations bookings results.

Maintenance Revenue
Maintenance revenue remained flat for the three months ended September 30, 2024 compared to the same period in 2023. For the nine months ended September 30, 2024, maintenance revenue increased compared to the same period in 2023, as a result of improvement in our gross revenue churn as well as net new maintenance driven by our operational bookings performance. Given these dynamics, we believe annual maintenance revenue is likely to remain flat or increase marginally, as we continue to enhance our existing software solutions. Further enhancements are expected to provide additional revenues for license sales, which generate new maintenance revenue and help to reduce levels of gross churn.
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

The following is a review of our operating expense categories for the three and nine months ended September 30, 2024, and 2023. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Total	%	2024	2023	Total	%

Payroll and related	$4,584	$3,973	$611	15.4%	$13,861	$11,815	$2,046	17.3%
Cost of sales	1,199	1,381	(182)	(13.2)%	3,642	4,127	(485)	(11.8)%
Recoverable taxes and fees	1,017	904	113	12.5%	2,905	2,780	125	4.5%
Stock-based compensation	81	46	35	76.1%	241	179	62	34.6%
Other	252	318	(66)	(20.8)%	786	984	(198)	(20.1)%
Total cost of revenue	$7,133	$6,622	$511	7.7%	$21,435	$19,885	$1,550	7.8%

FTE Employees	155	135	20	14.8%
For the three and nine months ended September 30, 2024, cost of revenue increased compared to the same periods in 2023, primarily driven by increases in payroll and related expenses, partially offset by decreases in cost of sales.
The increases in payroll and related expenses are primarily due to increases in headcount for added professional services resources in conjunction with our efforts to better align staffing levels with our backlog, as well as increases in employee compensation costs.
The decreases in cost of sales are primarily related to lower hardware sales as compared to the same periods in 2023.
Research and Development
Research and development expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Total	%	2024	2023	Total	%

Payroll and related	$1,599	$1,571	$28	1.8%	$4,600	$4,698	$(98)	(2.1)%
Outside services	1,049	985	64	6.5%	3,820	3,011	809	26.9%
Stock-based compensation	49	(43)	92	(214.0)%	147	14	133	950.0%
Other	134	48	86	179.2%	391	184	207	112.5%
Total research and development	$2,831	$2,561	$270	10.5%	$8,958	$7,907	$1,051	13.3%

FTE Employees	41	38	3	7.9%
For the three and nine months ended September 30, 2024, research and development expenses increased, compared to the same periods in 2023, primarily driven by an increase in outside services as we continue to invest in the enhancement of our software solutions.

Technology Operations
Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Total	%	2024	2023	Total	%

Payroll and related	$2,057	$2,247	$(190)	(8.5)%	$6,418	$6,833	$(415)	(6.1)%
Site rent	2,635	2,859	(224)	(7.8)%	8,162	8,596	(434)	(5.0)%
Telecommunications	687	702	(15)	(2.1)%	2,066	2,117	(51)	(2.4)%
Stock-based compensation	45	39	6	15.4%	134	134	—	—%
Other	659	558	101	18.1%	1,783	1,764	19	1.1%
Technology Operations	$6,083	$6,405	$(322)	(5.0)%	$18,563	$19,444	$(881)	(4.5)%

FTE Employees	66	69	(3)	(4.3)%
For the three and nine months ended September 30, 2024, technology operations expenses decreased compared to the same periods in 2023, primarily due to decreases in payroll and related expenses and site rent.
The decreases in payroll and related expenses are primarily due to the reduction in headcount as a result of our continuous efforts to optimize costs, partially offset by increases in employee compensation costs. In addition, as a result of our network rationalization efforts, site rent and telecommunications costs decreased in response to a 5.6% decline in active transmitters from September 30, 2023 to September 30, 2024. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks.
Selling and Marketing
Selling and marketing expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Total	%	2024	2023	Total	%

Payroll and related	$2,565	$2,509	$56	2.2%	$7,707	$7,428	$279	3.8%
Commissions	899	1,134	(235)	(20.7)%	2,064	3,429	(1,365)	(39.8)%
Stock-based compensation	135	100	35	35.0%	405	286	119	41.6%
Advertising and events	251	232	19	8.2%	910	734	176	24.0%
Other	78	92	(14)	(15.2)%	496	445	51	11.5%
Total selling and marketing	$3,928	$4,067	$(139)	(3.4)%	$11,582	$12,322	$(740)	(6.0)%

FTE Employees	72	67	5	7.5%
For the three and nine months ended September 30, 2024, selling and marketing expenses decreased compared to the same periods in 2023, driven primarily by decreases in commissions and partially offset by increases in payroll and related costs.

For the three and nine months ended September 30, 2024, the decrease in commissions is primarily due to amortization of commissions expense that were previously expensed as incurred under an ASC 606 practical expedient. With the growth in multi-year contracts over the last two years, more related revenue continues to extend beyond the 12-month period allowed for under this practical expedient. As a result, the associated commission expenses are now expensed in alignment with the related revenue, resulting in lower expenses compared to the same periods in 2023. For the nine months ended September 30, 2024, the decrease also includes a one-time benefit from an adjustment to commissions expense that was previously expensed as incurred, as well as lower commissions expense stemming from lower license bookings as compared to the same period in 2023.
The increase in payroll and related expenses is due to increases in employee compensation costs.
General and Administrative
General and administrative expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Total	%	2024	2023	Total	%

Payroll and related	$3,403	$3,482	$(79)	(2.3)%	$10,239	$10,303	$(64)	(0.6)%
Stock-based compensation	863	723	140	19.4%	2,553	2,111	442	20.9%
Facility rent, office and technology costs	1,768	1,877	(109)	(5.8)%	5,171	5,635	(464)	(8.2)%
Outside services	1,269	1,217	52	4.3%	3,437	3,512	(75)	(2.1)%
Taxes, licenses and permits	314	241	73	30.3%	787	780	7	0.9%
Bad debt	52	27	25	92.6%	45	(77)	122	(158.4)%
Other	865	649	216	33.3%	2,353	2,141	212	9.9%
Total general and administrative	$8,534	$8,216	$318	3.9%	$24,585	$24,405	$180	0.7%

FTE Employees	72	72	—	—%
For the three and nine months ended September 30, 2024, general and administrative expenses increased compared to the same periods in 2023, primarily driven by increases in other and stock-based compensation. These increases were partially offset by decreases in facility rent, office and technology costs.
The increases in stock-based compensation are due to increases in employee compensation costs.
The decreases in facility rent, office and technology costs were driven by an overall reduction in office space compared to the same periods in 2023.
Depreciation and Accretion
For the three months ended September 30, 2024, and 2023, depreciation and accretion expenses were $1.1 million and $1.3 million, respectively. For the nine months ended September 30, 2024, and 2023, depreciation and accretion expenses were $3.2 million and $3.8 million, respectively. These expenses decreased for the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to decreases in asset retirement costs.
Severance and Restructuring
For the three and nine months ended September 30, 2024, we incurred severance and restructuring expenses of $0.3 million and $1.1 million, respectively, primarily related to early termination for the lease of our corporate headquarters in Alexandria, Virginia in September 2023 as a result of our continuous efforts to optimize costs. No significant severance and restructuring expenses were incurred for the three and nine months ended September 30, 2023.

Income Taxes
Provision for income taxes was $1.5 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively. Provision for income taxes was $3.8 million and $5.7 million for the nine months ended September 30, 2024 and 2023, respectively. Provision for income taxes decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023, primarily due to the effect of the anticipated annual effective tax rate change resulting from certain permanent tax differences, estimated research and development tax credits and related valuation allowance, and certain discrete items. Further details can be found in Note 11, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of September 30, 2024, we held cash and cash equivalents of $27.8 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. The Company maintains a majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at September 30, 2024, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023

Net cash provided by operating activities	$20,515	$14,396	$6,119
Net cash used in investing activities	(2,348)	(2,419)	71
Net cash used in financing activities	(22,343)	(20,559)	(1,784)
Operating Activities
As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
For the nine months ended September 30, 2024, net cash provided by operating activities was $20.5 million, an increase of $6.1 million compared to the nine months ended September 30, 2023. The net cash provided by operating activities primarily consisted of net income of $11.3 million, accounts receivable of $1.5 million, deferred revenue of $2.3 million, and non-cash items such as depreciation and accretion of $3.2 million, deferred income tax expense of $3.6 million and stock-based compensation of $3.5 million, partially offset by accounts payable, accrued liabilities and other of $4.3 million and prepaid expenses and other assets of $1.1 million.
For the nine months ended September 30, 2023, net cash provided by operating activities was $14.4 million, primarily driven by net income of $12.3 million, accounts receivable of $1.3 million and non-cash items such as depreciation and accretion of $3.8 million, deferred income tax expense of $5.6 million and stock-based compensation of $2.7 million. These increases were partially offset by accounts payable, accrued liabilities and other of $7.4 million, deferred revenue of $2.0 million, net operating lease liabilities of $1.2 million and prepaid expenses and other assets of $1.1 million.
Investing Activities
For the nine months ended September 30, 2024, and 2023, net cash used in investing activities was $2.3 million and $2.4 million, respectively. Net cash used in investing activities reflects purchases of property and equipment.
Financing Activities
For the nine months ended September 30, 2024, and 2023, net cash used in financing activities was $22.3 million and $20.6 million, respectively, primarily due to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
On October 30, 2024, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of November 18, 2024, and a payment date of December 9, 2024. This cash dividend of approximately $6.3 million, applicable to our common stock outstanding, will be paid from available cash on hand.
Commitments and Contingencies
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.
Purchase obligations are defined as agreements to purchase goods or services that are enforceable, legally binding, non-cancelable, have a remaining term in excess of one year and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. The amounts of such obligations are based on our contractual commitments; however, it is possible that we may be able to negotiate lower payments if we choose to exit these contracts before their expiration date.
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
The following table provides the Company's significant commitments and contractual obligations as of September 30, 2024:

	Payments Due by Period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$10,925	$3,455	$4,376	$1,987	$1,107
Unconditional purchase obligations	5,374	2,170	2,906	298	—
Total contractual obligations	$16,299	$5,625	$7,282	$2,285	$1,107
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2024, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Item 1A – Risk Factors” of Part I of the 2023 Annual Report have not materially changed during the nine months ended September 30, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended September 30, 2024.
ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SPOK HOLDINGS, INC.

Dated: October 31, 2024	/s/ Calvin C. Rice
	Name:	Calvin C. Rice
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)