Form 10-K
period 2024-12-31
Spok Holdings, Inc
filed 2025-02-27
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $293 million based on the closing price of $14.81 per share on the NASDAQ National Market® on June 28, 2024.

The number of shares of registrant’s common stock outstanding on February 21, 2025, was 20,419,025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of the registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2025, are incorporated by reference into Part III of this Report.

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
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following:
•Our ability to manage wireless network rationalization to lower our costs without causing disruption of service to our customers;
•Our ability to retain key management personnel and to attract and retain talent within the organization;
•The productivity of our sales organization and our ability to deliver effective customer support;
•Our ability to identify potential acquisitions, finance, consummate and successfully integrate such acquisitions, and achieve the expected benefits of such acquisitions;
•Economic conditions, such as recessionary economic cycles, higher interest rates, inflation and higher levels of unemployment;
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
•Our dependence on the United States healthcare industry;
•Long sales cycle of our software solutions and services;
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
•Our reliance on data centers and other IT Systems (as defined below) and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties;
•Cyberattacks, data breaches, system disruptions or other compromises to our or our critical third parties’ IT Systems (as defined below), data, products or services;
•Our ability to realize the benefits associated with our deferred income tax assets;
•Future impairments of our long-lived assets or goodwill;
•Risks related to data privacy and protection-related laws and regulation;
•Our ability to manage changes related to regulation, including laws and regulations affecting hospitals and the healthcare industry generally; and
•Those matters that are discussed in this Annual Report under "Item 1A. Risk Factors."
Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to revise or update forward-looking statements, except as required by law. Investors are advised to consult all further disclosures the Company makes in its subsequent quarterly reports on Form 10-Q and current reports on Form 8-K that it will file with the United States Securities and Exchange Commission ("SEC"). Also note that, in the risk factors section, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok’s business, results of operations or financial condition, subsequent to the filing of this Annual Report.

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
Our headquarters is located at 3000 Technology Drive, Suite 400, Plano, Texas 75074, and our telephone number is 800-611-8488. We maintain a website at http://www.spok.com. This website address is for information only and is not intended to be an active link or to incorporate any website information into this Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").
We deliver smart, reliable clinical communication and collaboration solutions to help protect the health, well-being, and safety of people in the United States and abroad, on a limited basis, in Europe, Canada, Australia, Asia and the Middle East. Our customers rely on Spok for workflow improvement, secure texting, paging services, contact center optimization, and public safety response. We develop, sell, and support enterprise-wide systems primarily for healthcare and other organizations needing to automate, centralize, and standardize their approach to clinical and critical communications. Our solutions can be found in prominent hospitals, large government agencies, leading public safety institutions, colleges and universities, large hotels, resorts and casinos and well-known manufacturers. We offer our services and products to three major market segments: healthcare, government, and large enterprise, with a greater emphasis on the healthcare market segment.
In February 2022, our Board of Directors announced a new strategic business plan. In accordance with this plan, in 2022, we discontinued Spok Go and successfully eliminated all associated costs. Since 2022, our focus has been and will continue to be on prioritizing generation of cash flow and maximizing revenue in our Spok Care Connect® and Wireless products and service lines.
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
The indirect sales channel complements our direct sales force. Through relationships with alliance partners, we are able to sell our solutions to a wider customer base. For wireless services that we do not provide directly, we contract with and invoice an intermediary for airtime services. For our software sales, relationships with alliance partners assist us in broadening the distribution of our products and further diversifying into markets outside of the healthcare provider vertical as well as in the Asia Pacific region. We continue to build our alliance partner relationships to expand and broaden our distribution efforts.
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
Enhance existing software applications - We will continue to invest in the development and enhancement of our Spok Care Connect suite of products and services, at a similar rate consistent to the prior year. Targeted enhancements and continued development efforts are critical to our ability to maintain our core software maintenance revenue and are necessary to drive future software operations revenue. Additionally, targeted enhancements of the Spok Mobile® application will be critical in our ability to help further mitigate wireless customer attrition.
Manage expenses - With our focus on generating cash flow, it is critical that we manage costs in alignment with our revenue. We will continue to look for ways to reduce our underlying cost structure, particularly if revenue declines. While we will continue to invest in the business, we will do so in a targeted manner to drive tangible earnings that can be returned to our stockholders.
Return capital to our stockholders - We understand that our primary objective is to create long-term stockholder value. We will continue to evaluate how best to deploy our capital resources to support sustainable business growth and maximize stockholder value. We expect to continue to pay a quarterly dividend of $0.3125 per share of common stock, or $1.250 annually, in 2025.
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
Wireless products and services revenue represented 53%, 55% and 56% of total consolidated revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Demand for one-way and two-way messaging services declined during these years, and we believe demand will continue to decline for the foreseeable future. As demand for one-way and two-way messaging has declined, we have developed or added service offerings, including our GenA® pagers discussed below, in order to optimize our revenue potential and mitigate the decline in our wireless revenues. We will continue to evaluate opportunities within our wireless business while providing customers the highest value possible.
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

GenA® Pagers
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
Spok Care Connect® Suite
Contact Center
•Spok® Console: Provides operators with the information needed to process calls using their computers with just a few keystrokes. This solution integrates with the customers’ existing phone systems and is used by the operator group to answer incoming calls to the contact center. Operators can quickly and accurately perform directory searches and code calls, as well as messaging and paging by individuals, groups, and roles using the Spok Console’s computer telephony integration and directory capabilities.
•Spok® Web Directory: Makes employee contact information more accessible and enables staff to send messages quickly right from the directory. Authenticated users can log on anywhere, anytime to perform a variety of important updates to contact information and on-call schedules, search the directory, and send important messages.
•Spok® Web On-Call Scheduling: Keeps personnel, calendars and on-call scheduling information updated, even with thousands of staff, using a secure web portal to maintain and allow password-protected access to the latest on-call schedules and personnel information.
•Spok Voice Connect®: Enables the organization to process routine phone requests, including transfers, directory assistance, messaging and paging without live operators and with more ease-of-use than touch-tone menus.
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
•Spok® Critical Test Results Notification: Automates and streamlines the process of delivering critical test results to the appropriate clinicians to help ensure patient safety. This solution can send messages from the radiology departments by means of encrypted smartphone communications, two-way paging, secure email, secure text, images, annotations, and voice to a variety of endpoints such as workstations, laptops, tablets, smartphones, pagers, and other wireless devices.
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
Hosted Solution
•Spok Care Connect® Hosted Solution: Provides hospitals and healthcare systems with remote access to Spok Care Connect® solutions (currently Spok® Console, Spok® Web Directory, Spok® On-Call Scheduling and Spok Mobile®) and reduces the burden on information technology resources while providing immediate access to Spok solutions.
Services
We offer a variety of professional services to assist our customers in the successful implementation of, and to maximize the benefits obtained from the use of, our software solutions. We also offer support services to enhance and refine the customer's experience throughout their relationship with Spok.
•Professional Services: We offer a full suite of professional services that are provided by a dedicated group of professional service employees. Our professional services projects include consultation, implementation, and training services. We also offer managed services, which includes the implementation services for all the available upgrades to the software purchased by the customer over the term of the contract. Our professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. We may also use third-party professional services firms as supplemental resources to implement our solutions for customers as needed. Professional services revenue represented 13%, 11% and 9% of total consolidated revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Professional services revenue increased in 2024, primarily as a result of an increase in the sales of managed services offering, as well as an increase in staffing levels to align with our backlog, which has grown as a result of our operations bookings results.

•Software License Updates and Product Support (Maintenance): Software license updates and product support, which is generally referred to as maintenance when sold to customers, is an important offering to customers who utilize our on-premise software solutions. In order to support our products that provide clinical communication and collaboration solutions to our customer’s organizations, we have a dedicated customer support organization. The customer support organization provides support 24 hours a day, seven days a week, 365 days a year and the service can be accessed via telephone, email or the Internet via the Spok webpage. The Spok support service is augmented by third-party services where needed. Software license updates and product support are generally priced together as a percentage of the software licenses for which these services will be provided. Largely all of our customers purchase maintenance when they purchase new software licenses, after which renewals generally occur on an annual basis and are paid in advance. Software license updates provide customers with rights to unspecified product upgrades, as well as maintenance and patch releases that are released during the term of the support period. Software license updates and product support revenue (i.e., Maintenance revenue) represented 27% of total consolidated revenue for each of the years ended December 31, 2024, 2023 and 2022.
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
Intellectual Property
As of December 31, 2024, we held 82 trademarks and two patents, which we believe are important to protect our intellectual property. We have no pending trademarks or patents. We believe our intellectual property distinguishes our business from our competition and is integral to our continued success in the area of clinical communication and collaboration solutions. The expiration dates of these trademarks range from 2025 to 2035 and can be extended for 10-year periods upon renewals.
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
Our wide-ranging customer base allows for low customer revenue concentration and as a result, no single customer accounted for more than 10% of our total revenues in 2024, 2023 or 2022.
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

Although we have no competitors that offer a comprehensive set of software modules that match our product offerings, several competitors offer software similar to many of our solutions. Selected competitors for portions of our product portfolio include:

•Logility Inc. - Enterprise software solutions;
•CareCloud, Inc. - Healthcare solutions;
•Consensus Cloud Solutions - Cloud-based solutions;
•DarioHealth - Healthcare solutions;
•Domo, Inc. - Cloud-based solutions;
•eGain Corporation - Cloud-based solutions;
•Health Catalyst, Inc. - Healthcare data and analytics;
•HealthStream, Inc. - Healthcare workforce solutions;
•Kaltura, Inc. - Cloud-based solutions;
•KORE Group Holdings Inc. - Mobile communications solutions;
•LifeMD - Healthcare solutions;
•OptimizeRx Corporation. - Healthcare solutions;
•Sharecare - Healthcare solutions;
•Synchronoss Technologies - Cloud-based solutions;
•TruBridge - Healthcare solutions; and
•Weave Communications, Inc. - Software solutions.

In addition to these select competitors, substantially larger companies in the electronic medical records space such as Epic Systems Corporation, Oracle Corporation, Athenahealth, Inc. and Veradigm, Inc. may choose to offer software-related solutions similar to our clinical communication and collaboration solutions or may acquire one of our competitors.
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
Human Capital
At December 31, 2024 and 2023, we had 410 and 384 full time equivalent employees ("FTEs"), respectively. Our employees are not represented by labor unions or covered by a collective bargaining agreement.
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
As a global company, Spok strives to create an environment where everyone feels welcome and has equal access to opportunities, regardless of background. We recognize the value and contributions of individuals with a wide range of capabilities, experience, and perspectives. This creates value for our customers and helps to maintain an effective and engaged workforce. Spok is committed to providing a work environment free from discrimination and harassment, and one where employees are treated with dignity and respect, while only using legally compliant methods for advancing these efforts. We refuse to accept or tolerate harassment or discrimination against any employee or applicant for employment.
Spok has a council composed of employees and executive sponsors to provide feedback and make recommendations regarding our policies and practices regarding employee health, safety and well-being. We believe that by promoting, supporting and leveraging the capabilities and experience of our employees, we have a competitive advantage that allows us to innovate and draw from our workforce’s differing perspectives. By bringing together employees from different backgrounds and providing each with an opportunity to develop their skills and actively contribute to our mission, we cultivate an engaged workforce which in turn helps us deliver value to our customers.
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
Regulation
Federal Regulation
The FCC issues licenses to use radio frequencies necessary to conduct our business and regulate many aspects of the operations that support our wireless revenue. Licenses granted to us by the FCC have varying terms, generally of up to 10 years, at which time the FCC must approve renewal applications. In the past, FCC renewal applications generally have been granted upon showing compliance with the Communications Act of 1934, as amended (the "Communications Act"), and FCC regulations and adequate service to the public. Other than those still pending, the FCC has thus far granted each license renewal that we have requested.
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

Additionally, the Communications Assistance to Law Enforcement Act of 1994, ("CALEA"), and certain rules implementing CALEA, require some telecommunication companies, including Spok, to design and/or modify their equipment in order to allow law enforcement personnel to "wiretap" or otherwise intercept messages. Other regulatory requirements restrict how we may use customer information and prohibit certain commercial electronic messages, even to our own customers.
In addition, the FCC’s rules require us to pay other carriers for the transport and termination of some telecommunications traffic. As a result of various FCC decisions, we no longer pay fees for the termination of traffic originating on the networks of local exchange carriers providing wireline services interconnected with our services. In some instances, we received refunds for prior payments to certain local exchange carriers. We have entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection.
Failure to follow the FCC’s rules and regulations can result in a variety of penalties, ranging from monetary fines to the loss of licenses. Additionally, the FCC has the authority to modify licenses, or impose additional requirements through changes to its rules.
The FDA has determined software systems that connect to medical devices are subject to regulation as medical devices as defined by the federal Food, Drug and Cosmetic Act (the "FDC Act"). Since our middleware software products connect to medical devices, we are required to comply with the FDC Act’s requirements, including, but not limited to: registration and listing, labeling, medical device reporting (reporting of medical device-related adverse events), removal and correction, and good manufacturing practice requirements. We have complied with the regulatory requirements of the FDC Act, and registered and received the necessary clearances for our products. As we modify and/or enhance our software products (including our middleware product), we may be required to request FDA clearance before we are permitted to market these products.
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
Although these and other regulatory requirements have not, to date, had a material adverse effect on our operating results, such requirements could have a material impact on our operating results in the future. We monitor discussions at the FCC and FDA on pending changes in regulatory policy or regulations; however, we are unable to predict what changes, if any, may occur in 2025 to regulatory policy or regulations.
State Regulation
As a result of the enactment by the United States Congress of the Omnibus Budget Reconciliation Act of 1993 ("OBRA") in August 1993, states are now generally preempted from exercising rate or entry regulation over any of our operations. States are not preempted, however, from regulating "other terms and conditions" of our operations, including consumer protection and similar rules of general applicability. Zoning requirements are also generally permissible, however, provisions of the OBRA prohibit local zoning authorities from unreasonably restricting wireless services. Several states require us to hold a license or otherwise register to provide our wireless services in the jurisdiction, and those states that regulate our services also may require us to obtain prior approval of (1) the acquisition of controlling interests in other paging companies and (2) a change of control of the Company.
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
Available Information
We make available on our website, http://www.spok.com, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled "Code of Business Conduct and Ethics" which is applicable to all employees and directors, our "Corporate Governance Guidelines" and the charters for all committees of our Board of Directors, including Audit, Compensation and Nominating and Governance. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on that website.
ITEM 1A. RISK FACTORS
The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this 2024 Form 10-K or presented elsewhere by management from time to time.
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
To execute our growth plan and achieve our strategic objectives, we must continue to attract, hire and retain highly qualified and motivated personnel across our organization. In particular, to continue to enhance our software solutions, add new and innovative core functionality and services and develop new products, it is critical for us to maintain a strong research and development organization, including hiring and retaining highly skilled software engineers. Competition for talent is intense within our industry, and there continues to be upward pressure on compensation, especially as a result of higher inflation. In addition, for us to achieve broader market acceptance of our software solutions, grow our customer base, and pursue adjacent markets, we will need to continue to develop and maintain our sales and marketing and customer support organizations. Identifying and recruiting qualified personnel, training them in the use of our software solutions and ensuring they are well-equipped to serve our customers requires a significant investment of time and resources, and it can be particularly difficult to retain these individuals.
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
We have investigated potential acquisitions and may be unable to identify an opportunity at favorable terms or have the ability to close on the financing necessary to consummate the transaction.
We cannot provide any assurances that we will be successful in finding such acquisitions or consummating future acquisitions on favorable terms. We anticipate that future acquisitions will be financed through a combination of methods, including, but not limited to, the use of available cash on hand, and, if necessary, borrowings from third-party financial institutions. Disruptions or volatility in credit markets may impede our access to capital markets, including higher borrowing costs, less available capital, more stringent terms and tighter covenants may limit our ability to finance acquisitions.
We have investigated potential acquisitions and may be unable to successfully complete or integrate such acquisitions into our business, and may not achieve all or any of the operating synergies or anticipated benefits of those acquisitions.
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

A significant portion of our revenue is derived from healthcare customers, and we are impacted by changes in the healthcare economic environment. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other economic developments. These developments can have a dramatic effect on the decision-making and spending by our customers for information technology and software, including our ability to increase prices. This economic uncertainty can add to the unpredictability of decision-making and lengthen our sales cycle. We are unable to predict the full consequences of this uncertainty on our operations. Adverse changes in the economic environment could adversely impact our ability to increase the prices we charge for our offerings, while effectively managing customer churn, or to successfully market and sell our wireless and software solutions to healthcare customers.
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
Software products, such as those we offer, may contain defects, vulnerabilities and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products, including products of companies we have acquired, or third-party components used in our products, contain defects, vulnerabilities or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds or resolve these issues. Any defects or vulnerabilities we do not detect and fix in pre-release testing could result in reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions or legal liability. In addition, we do not control the quality, security or testing of various third-party software, hardware or infrastructure products that are utilized in our business. There can be no assurance that provisions in our license agreements that limit our exposure to liability will be sufficient or withstand legal challenge. Computer programmers and hackers also may be able to develop and deploy, including through technologies such as artificial intelligence, viruses, worms, and other malicious software programs that attack our or a critical third party's products or otherwise exploit any security vulnerabilities of such products.
We are dependent on the United States healthcare provider industry for most of our revenue.
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
Our software revenue growth results from a long sales cycle that from initial contact to final sales order may take six to 18 months, depending on the type of software solution. Our software sales and marketing efforts involve educating our customers on the technical capabilities of our software solutions and the potential benefits from the deployment of our software, as well as educating ourselves as to the clinical needs of our customers. The inherent unpredictability of decision-making in our target market segment of healthcare, resulting from customer budget constraints, multiple approvals and administrative issues, may result in fluctuating bookings and revenue from month to month, quarter to quarter and year to year. Our bookings and corresponding revenue are dependent on actions that have occurred in the past. Each month, we need to spend substantial time, effort, and expense on our marketing and sales efforts that may not result in future revenue.
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
We use channel partners, such as resellers, consulting firms, original equipment manufacturers, and technology partners, to license and support our products. We rely, to a significant degree, on each of our channel partners to select, screen and maintain relationships with its respective distribution network and to distribute our offerings in a manner that is consistent with applicable law and regulatory requirements and our quality standards. Contract defaults by any of these channel partners or the loss of our relationships with them may materially adversely affect our ability to develop, market, sell, or support our communication solution offerings. If our indirect distribution channel is disrupted, we may be required to devote more resources to distribute our offerings directly and support our customers, which may not be as effective and could lead to higher costs, reduced revenue and growth that is slower than expected.
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
We may receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. The number and types of these claims may grow as a result of constant technological change, including the increased use of artificial intelligence, in the segments in which our wireless services and software products compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents.
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

System disruptions, data compromises and other cybersecurity threats to our computer networks, satellite control, telecommunications systems and other IT Systems, or to those of our service providers, could have a material adverse effect on our business.

The performance and reliability of computer systems, hardware, software and satellite networks and telecommunications systems infrastructure (collectively, “IT Systems”) is critical to our operations. We own and manage certain IT Systems but rely heavily on critical IT Systems that are owned and/or managed by third parties. These IT Systems are vulnerable to material damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, software errors and other events. Any IT System (such as a satellite network) error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face the threat of material compromise to our computer systems, or those of our service providers, of unauthorized access, computer hackers, computer viruses, malicious code, organized cyberattacks and other security problems and system disruptions (e.g., distributed denial of service (DDoS) attacks or ransomware attacks). Our wireless services depend on connectivity provided by third-party satellite network services where failure would result in a loss of service to our customers. With respect to our Enterprise Reporting and Management systems and data storage, and other operational needs, we rely on third-party data centers and services for maintaining accessibility, reliability and uninterrupted connectivity, among other things.
Our disaster recovery planning may not be sufficient for every eventuality, such as a ransomware attack that encrypts some or all of our or our service providers' IT Systems, data or infrastructure. We may not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of IT Systems and infrastructure failures or cyberattacks, or to cover all contingencies. We expend significant resources to protect against the threat of these IT System disruptions. Any interruption in the availability of our websites and online interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could result in legal claims, reduced revenue or loss of customers or partners. There can be no assurance that any precautions we take will prove successful, and such problems could result in, among other consequences, a loss of data, a loss of confidence in the stability and reliability of our offerings, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows.
We rely on data centers and other IT Systems and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties, to operate our business. Any major interruption or performance problems with these systems, technologies and networks may adversely affect our business and operating results.
We rely on data centers and other IT Systems and technologies provided by third parties. If key third parties are unable to perform services for us because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could materially increase. Switching our technology to another service provider, if available, could result in significant disruption, data loss or corruption, or unsuccessful data transfers could cause data to be incomplete or contain inaccuracies.
We do not control, or in some cases have limited control over, the data center facilities we use. These facilities are vulnerable to damage from natural disasters and adverse weather, including hurricanes, storms, earthquakes, floods, fires, power loss, telecommunications failures and similar events. These facilities are also at risk of serious theft, vandalism or other security related events. Despite precautions taken at these facilities, adverse events could result in lengthy interruptions in our services and the loss or corruption of, or unauthorized access to or acquisition of, customer data. In addition, the owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms. If we are required to relocate to another data center facility, we may not be able to rapidly identify and obtain new facilities, and we may incur significant costs or interruptions to our services, as a result.

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
Cyberattacks, data breaches or other compromises to our or our critical third parties' IT Systems, data, products or services could have a material adverse effect on our business.
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
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of IT Systems and Confidential Information. Accidental or willful cyberattacks, breaches or other unauthorized access events committed or enabled by third parties or by our employees or contractors (for example, due to social engineering or phishing attacks) impact the security and integrity of our facilities, our systems or the systems of our third-party providers, and the information maintained in such systems. In addition, computer viruses, malware (for example, ransomware) or security vulnerabilities in our or our service providers' data, software, products or services, as well as external cyberattacks and data breaches, expose us to the risks of material corruption, loss, and misappropriation of proprietary and confidential information. We also routinely transmit and receive proprietary and Confidential Information, including through third parties, which makes that information vulnerable to interception, misuse or mishandling that may materially impact our business.
The frequency and scope of cyberattacks has been steadily increasing, and attackers are increasingly sophisticated, using tools and techniques, including artificial intelligence, to evade detection or cause significant delays in detection and identification. Even once identified, investigation and remediation of an incident is increasingly challenging due to attackers taking steps to obfuscate or remove forensic evidence and to circumvent logging tools and counter-measures, which renders us unable to fully anticipate or implement adequate preventative or restorative measures.
We and our service providers are routinely subjected to cyberattacks, such as denial of service, attempted unauthorized network intrusions, malware, viruses, social engineering (phishing), ransomware attacks or other persistent cyber threats. In addition, remote working arrangements at our Company and many third-party providers, increase cybersecurity risks due to the IT challenges associated with managing remote computing assets and vulnerabilities inherent in many non-corporate and home networks. There can also be no assurance that our or our third-party providers’ cybersecurity risk management programs, including relevant policies, processes and controls, will be fully implemented, complied with or effective in protecting IT Systems or Confidential Information that are critical to our business from materially adverse events.

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
We have significant deferred income tax assets that are available to offset future taxable income and increase cash flows from operations. The use of these deferred income tax assets is dependent on the availability of taxable income in future periods. The availability of future taxable income is dependent on our ability to profitably manage our operations to support a growing base of software revenue offset by declining wireless subscribers and revenue. To the extent that anticipated reductions in wireless operating expenses do not occur or sufficient revenue is not generated, we may not achieve sufficient taxable income to allow for use of our deferred income tax assets. The accounting for deferred income tax assets is based upon an estimate of future results, and any valuation allowance we may apply to our deferred tax assets may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. If we are unable to use these deferred income tax assets, our financial condition and results of operations may be materially affected. In addition, a significant portion of our deferred income tax assets relate to net operating losses. If our ability to utilize these losses is limited, due to Internal Revenue Code ("IRC") Section 382, our financial condition and results of operations may be materially affected. For example, we maintained a valuation allowance of $2.3 million at December 31, 2024 and 2023 to reduce net deferred income tax assets as their realization did not meet the applicable more-likely-than-not criterion.
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

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” “protected health information” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about actual and prospective customers, as well as our employees and business contacts. As such, our business is subject to a variety of federal, state and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and processing of Personal Information.
A substantial portion of our revenue comes from healthcare customers. Our software solutions may therefore handle or have access to personal health information subject in the United States to HIPAA, HITECH and related regulations as well as legislation and regulations in foreign countries. These statutes and related regulations impose numerous requirements regarding the use and disclosure of personal health information with which we and our software solutions must comply. Our failure to accurately anticipate or interpret these complex and technical laws and regulations could subject us to civil and/or criminal liability. Such failure could adversely impact our ability to market and sell our software solutions to healthcare customers and have a material adverse impact on our software sales.
In addition, customers may use our wireless services to transmit protected health information subject to HIPAA and other regulatory requirements. While we offer encrypted pagers to our customers, many customers use wireless devices provided by us that do not encrypt text messages. While we disclaim liability for customer non-compliance with HIPAA and other privacy requirements, there remains some risk we could be held responsible for privacy violations by our customers. In addition to protected health information, the Company may handle or have access to Personal Information in the European Union or United Kingdom subject to the General Data Protection Regulation or its United Kingdom equivalent (together, the "GDPR"). The GDPR imposes several stringent requirements for controllers and processors of Personal Information and increases our obligations, including, for example, by requiring more robust disclosures to individuals, strengthening the individual data rights regime, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data. In addition, the GDPR restricts transfers of personal data outside of the European Economic Area and the United Kingdom, including to the United States, under certain scenarios. While lawful data transfer mechanisms exist, there remains uncertainty, and we are exposed to potential investigations and enforcement in this area.

We are subject to existing privacy-related laws and regulations in the United States and other countries, which are evolving and are subject to potentially differing interpretations, and various federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters that impact our business. For example, in the United States, we are subject to the California Consumer Privacy Act ("CCPA"), which requires covered businesses to, among other things, provide certain disclosures to California consumers and afford such consumers certain privacy rights. The CCPA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. The CCPA has spurred similar legislation in many other states, and we expect this trend to continue.
There can be no assurance that the security and testing measures we take relating to our offerings and operations will prevent all security breaches and data loss that could harm our business or the businesses of our customers and partners or otherwise expose us to privacy-related liability. These risks may increase as we continue to grow our services and offerings and as we receive, store and process more of our customers’ data. Actual or perceived vulnerabilities may lead to regulatory investigations, claims against us by customers, partners or other third parties, or costs, such as those related to providing customer notifications and fraud monitoring. There can be no assurance that any provisions in our customer agreements limiting our liability will be enforceable or effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
The data privacy and protection-related laws and regulations to which we are subject are evolving, with new or modified laws and regulations proposed and implemented frequently, and existing laws and regulations subject to new or different interpretations. Any failure by us to comply with data privacy- and protection-related laws and regulations could result in enforcement actions, significant penalties or fines or other legal actions (including class action lawsuits) against us or our customers or suppliers. An actual or alleged failure to comply, which could result in negative publicity, reduce demand for our offerings, increase the cost of compliance, require changes in business practices that result in reduced revenue, restrict our ability to provide our offerings in certain locations, result in our customers’ inability to use our offerings and prohibit data transfers or result in other claims, liabilities or sanctions, including fines, and could have an adverse effect on our business, financial condition, operating results and cash flows.
Our wireless products are regulated by the FCC and, to a lesser extent, state and local regulatory authorities. Changes in regulation could result in increased costs to us and our customers and other operational impacts.
We are subject to regulation by the FCC and, to a lesser extent, by state and local authorities. Changes in regulatory policy could increase the fees we must pay to the government or to third parties and could subject us to more stringent requirements or otherwise impact our operations potentially causing us to incur additional capital and/or operating costs. To the extent additional regulatory costs are passed along to customers, those increased costs could adversely impact subscriber cancellations.
For example, the FCC issued an order in October 2007 that mandated paging carriers (including the Company) along with all other CMRS providers serving a defined minimum number of subscribers to maintain an emergency back-up power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power (the "Back-up Power Order"). Ultimately, after a hearing by the United States Court of Appeals for the DC Circuit and

disapproval by the Office of Management and Budget (the "OMB") of the information collection requirements of the Back-up Power Order, the FCC indicated that it would not seek to override the OMB’s disapproval. Rather the FCC indicated that it would issue a Notice of Proposed Rulemaking with the goal of adopting revised back-up power rules. To date, the FCC has not adopted revised back-up power rules applicable to the Company, and we are unable to predict what impact, if any, revised back-up power rules to which the Company is subject could have on our business, financial condition, operating results and ability to pay cash dividends to stockholders.

As a further example, the FCC has considered changes to the rules governing the collection of universal service fees, including a flat monthly charge per assigned telephone number as opposed to assessing universal service contributions based on telecommunication carriers’ interstate and international revenue. However, there is no timetable for any rulemaking to implement this numbers-based methodology. If the FCC adopts a numbers-based methodology, our attempt to recover the increased contribution costs from our customers could significantly diminish demand for our services, and our failure to recover such increased contribution costs could have a material adverse impact on our business, financial condition and operating results. In addition, the FCC’s universal service contribution mechanism has been the subject of several recent court challenges, and the United States Supreme Court has agreed to consider the validity of the methodology on constitutional and other grounds. The outcome of this case is uncertain, but a decision by the Supreme Court invalidating the FCC’s universal service contribution mechanism could impact our business.

As another example, in 2020, the FCC made available for broadband use spectrum in the 900 MHz band that is adjacent to certain frequencies used by us to provide paging services. In early 2025, the FCC proposed to further expand these adjacent bands’ use for broadband services, in part by eliminating 500 KHz guard bands between these frequencies and those in which we operate. Although the FCC has tentatively concluded that this proposed band allocation would not result in harmful interference to users in adjacent spectrum bands, we cannot be certain that this expectation will be validated in practice, and any harmful interference resulting from the adoption of this proposal could negatively impact the Company by making its paging services less effective and its affected spectrum licenses less valuable.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved SEC staff comments as of February 27, 2025.
ITEM 1C. CYBERSECURITY
Spok's enterprise risk management program includes our cybersecurity risk management program ("Cybersecurity Program"), which is designed to protect the confidentiality, integrity and availability of our critical systems and information. Our Cybersecurity Program is designed utilizing guidance from the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and includes security policies and procedures, security appliances and software, third-party vulnerability testing, business continuity plans, and other administrative, physical and technical measures. Executive management, including our Chief Information Officer (CIO)/Chief Information Security Officer (CISO) and VP Technology Operations, has overall responsibility for assessing and managing key cybersecurity risks; implementation of the Cybersecurity Program is led by key information technology and security management members, including the CIO/CISO and VP Technology Operations, who have specialized training, and various certifications in information technology and cybersecurity strategy, tools and governance. The CIO/CISO has over two decades of experience directing security programs, controls, policies and operationalizing them specific to the healthcare industry. The VP Technology Operations has over a decade of experience managing the Cybersecurity Program, SOC2 audits and security controls and policies. As part of the enterprise risk management program, our Cybersecurity Program shares similar methodologies, reporting channels and governance processes to other areas across the Company.

The Cybersecurity Program includes, but is not limited to, the following processes that collectively help management to stay informed about and monitor the prevention, detection, mitigation and remediation of risks and incidents:
•Risk assessment program to assess, track and address security risks.
•Incident Response Plan to help identify, evaluate, remediate and report incidents, as appropriate.
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
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See "Item 1A. Risk Factors".
ITEM 2. PROPERTIES
In October 2024, we relocated our corporate headquarters to our existing office and facility in Plano, Texas upon the termination of the Alexandria, Virginia lease in September 2024.
At December 31, 2024, we leased facility space, including our corporate headquarters, sales offices, technical facilities, warehouse and storage facilities in 39 locations in 23 states in the United States. The total leased space is approximately 51,000 square feet. At December 31, 2024, we owned three small parcels of land in three states in the United States.
At December 31, 2024, we leased transmitter sites on commercial broadcast towers, buildings and other fixed structures, some of which are free of charge, in approximately 2,521 locations throughout the United States. These leases are for our active transmitters and are for various terms and provide for periodic lease payments at various rates.
At December 31, 2024, we had 3,048 active transmitters on leased sites which provide service to our customers.
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 10, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our sole class of common equity is our $0.0001 par value common stock, which is listed on the NASDAQ National Market® and is traded under the symbol "SPOK."
Holders of Common Stock

As of February 21, 2025, there were 2,607 holders of record of our common stock.
Dividends
The Company declared dividends totaling $26.8 million, $26.2 million and $25.8 million during the years ended December 31, 2024, 2023 and 2022, respectively. Cash dividends declared include dividends related to unvested restricted stock units ("RSUs") and shares of unvested restricted common stock ("restricted stock") granted under the Company's Equity Plan (as defined below) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock are accrued and paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.
The following table details information on our dividends declared and cash distributions since the formation of the Company in 2005 through the year ended December 31, 2024:

(Dollars in Thousands)	Dividends Declared Per Share Amount	Total Payment(1)
Year

Prior to 2020	$19.775	$487,150
2020	0.500	9,771
2021	0.500	10,025
2022	1.250	25,011
2023	1.250	25,642
2024	1.250	26,381
	$24.525	$583,980
(1)The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

On February 26, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock, with a record date of March 14, 2025, and a payment date of March 31, 2025. This cash dividend of approximately $6.4 million is expected to be paid from available cash on hand.

Performance Graph
We began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of our common stock for the period of December 31, 2019 to December 31, 2024, against the cumulative total return of the NASDAQ Composite Index® and the S&P Composite 1500 Health Care Technology Index for the same period.
The chart assumes that $100 was invested in our common stock and in each of the indices on December 31, 2019. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each fiscal year from December 31, 2019 to December 31, 2024. The stock performance depicted on the chart represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Spok Holdings, Inc., the NASDAQ Composite Index and the S&P Composite 1500 Health Care Technology Index
250
200
150
100
50
0
12/19
12/20
12/21
12/22
12/23
12/24
Spok Holdings, Inc.
NASDAQ Composite
S&P Composite 1500 Health Care Technology Index

*$100 invested on 12/31/2019 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	2019	2020	2021	2022	2023	2024

Spok Holdings, Inc.	$100.00	$95.65	$84.40	$87.03	$181.58	$203.66
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
S&P Composite 1500 Health Care Technology Index	100.00	118.47	140.91	109.81	118.85	130.27
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No common stock was repurchased by the Company (excluding the purchase of common stock for tax withholdings) during the three months ended December 31, 2024.

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
Based on publicly available information and after considering any direct knowledge we may have, our combined cumulative change in ownership was an insignificant amount as of December 31, 2024 and 2023.
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
Overview and Highlights
We offer a focused suite of unified clinical communication and collaboration solutions that include call center applications, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety solutions. Our customers rely on Spok for workflow improvement, secure texting, paging services, contact center optimization and public safety response. Our product offerings are capable of addressing a customer’s clinical communications needs. We develop, sell and support enterprise-wide systems for healthcare and other organizations needing to automate, centralize and standardize their approach to clinical communications. While our primary market has been the healthcare industry with a focus on prominent hospitals, our solutions can be found in prominent hospitals, large government agencies, leading public safety institutions, colleges and universities, large hotels, resorts and casinos and well-known manufacturers.

Revenue generated by wireless messaging services (including voice mail, personalized greetings, message storage and retrieval, equipment, maintenance plans and/or equipment loss protection to both one-way and two-way messaging subscribers is presented as wireless revenue in our Consolidated Statements of Operations. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment procured by us from third parties (to be used in conjunction with our software) and post-contract support (ongoing maintenance), is presented as software revenue in our Consolidated Statements of Operations. Our software is licensed to end users under an industry standard software license agreement.
Strategic Business Plan
In February 2022, our Board of Directors announced a new strategic business plan that included a restructuring of our business to discontinue Spok Go and eliminate all associated costs and optimize the Company’s existing structure to drive continued cost improvement. Since then, the strategic business plan includes a focus on our existing and established business, including the Spok Care Connect Suite and our wireless service offerings. The restructuring efforts were completed during the fourth quarter of 2022. These actions allowed us to better align costs and, as a result, continue to return capital to stockholders in the form of quarterly dividends of $0.3125 per share in 2024. We will continue to focus on optimizing costs to allow us to prioritize cash flow generation and the return of capital to stockholders.
Results of Operations
The following table is a summary of our Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, and the discussion that follows compares the year ended December 31, 2024 to the year ended December 31, 2023. For a discussion and analysis of the year ended December 31, 2023, compared to the year ended December 31, 2022, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024:

(Dollars in thousands)	2024	Change		2023	Change		2022

Revenue:
Wireless revenue	$73,523	$(2,445)	(3.2)%	$75,968	$346	0.5%	$75,622
Software revenue	64,130	1,073	1.7%	63,057	4,145	7.0%	58,912
Total revenue	137,653	(1,372)	(1.0)%	139,025	4,491	3.3%	134,534
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	28,430	1,612	6.0%	26,818	(1,449)	(5.1)%	28,267
Research and development	11,548	999	9.5%	10,549	(3,076)	(22.6)%	13,625
Technology operations	24,306	(1,537)	(5.9)%	25,843	(1,569)	(5.7)%	27,412
Selling and marketing	15,851	(499)	(3.1)%	16,350	54	0.3%	16,296
General and administrative	33,301	133	0.4%	33,168	(4,628)	(12.2)%	37,796
Severance and restructuring	1,104	531	92.7%	573	(6,756)	(92.2)%	7,329
Depreciation and accretion	4,148	(348)	(7.7)%	4,496	925	25.9%	3,571
Total operating expenses	118,688	891	0.8%	117,797	(16,499)	(12.3)%	134,296
Operating income	18,965	(2,263)	(10.7)%	21,228	20,990	8,819.3%	238
Interest income	1,153	54	4.9%	1,099	507	85.6%	592
Other (expense) income	(86)	(84)	4,200.0%	(2)	(169)	(101.2)%	167
Income before income taxes	20,032	(2,293)	(10.3)%	22,325	21,328	2,139.2%	997
(Provision for) benefit from income taxes	(5,067)	1,592	(23.9)%	(6,659)	(27,518)	(131.9)%	20,859
Net income	$14,965	$(701)	(4.5)%	$15,666	$(6,190)	(28.3)%	$21,856

Supplemental Information
FTEs	410	26	6.8%	384	8	2.1%	376
Active transmitters	3,048	(167)	(5.2)%	3,215	(110)	(3.3)%	3,325

Revenue
We offer a focused suite of unified clinical communications and collaboration solutions that include call center applications, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety solutions.
We develop, sell and support enterprise-wide systems for healthcare, government, and large enterprise and other organizations needing to automate, centralize and standardize their approach to clinical communications and collaboration. Our solutions can be found in prominent hospitals, large government agencies, leading public safety institutions, colleges and universities, large hotels, resorts and casinos and well-known manufacturers. Our primary market is the healthcare industry, particularly hospitals. While we have historically identified hospitals with 200 or more beds as the primary targets for our software solutions, as well as our paging services, we have recently expanded our focus to include smaller hospitals with shorter sales cycles, including academic medical centers.
Revenue generated by wireless messaging services (including voice mail, personalized greetings, message storage and retrieval, equipment, maintenance plans and/or equipment loss protection to both one-way and two-way messaging subscribers is presented as wireless revenue in our Consolidated Statements of Operations. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment procured by us from third parties (to be used in conjunction with our software) and post-contract support (ongoing maintenance), is presented as software revenue in our Consolidated Statements of Operations. Our software is licensed to end users under an industry standard software license agreement.
Refer to Note 3, "Revenue, Deferred Revenue and Prepaid Commissions," in the Notes to Consolidated Financial Statements for additional information on our wireless and software revenue streams.
The table below details total revenue for the periods stated:

(Dollars in thousands)	2024	Change		2023	Change		2022

Wireless revenue:
Paging revenue	$70,958	$(2,177)	(3.0)%	$73,135	$(188)	(0.3)%	$73,323
Product and other revenue	2,565	(268)	(9.5)%	2,833	534	23.2%	2,299
Wireless revenue	73,523	(2,445)	(3.2)%	75,968	346	0.5%	75,622

Software revenue:
License	7,648	(1,073)	(12.3)%	8,721	1,519	21.1%	7,202
Professional services - projects	14,616	1,311	9.9%	13,305	1,721	14.9%	11,584
Professional services - managed services	3,259	1,870	134.6%	1,389	408	41.6%	981
Hardware	1,382	(1,293)	(48.3)%	2,675	464	21.0%	2,211
Operations revenue	26,905	815	3.1%	26,090	464	2.1%	21,978
Maintenance	37,225	258	0.7%	36,967	33	0.1%	36,934
Software revenue	64,130	1,073	1.7%	63,057	497	0.8%	58,912
Total revenue	$137,653	$(1,372)	(1.0)%	$139,025	$843	0.6%	$134,534
Wireless Revenue
Wireless revenue consists of two primary components: paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, sales of paging devices and charges for devices that are not returned and are net of anticipated credits. See "Item 1. Business" for more details.
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
Wireless revenue decreased for the year ended December 31, 2024, as compared to 2023, reflective of the secular decrease in our wireless units in service, from approximately 765 thousand units as of December 31, 2023 to approximately 720 thousand units as of December 31, 2024. These decreases were partially offset by an increase in ARPU as a result of price increases initiated in September 2024. ARPU was $7.97, as compared to $7.71 for the same period in 2023.
We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of December 31,			Revenue for the Year Ended December 31,			Change Due To:
(Units and Dollars in Thousands)	2024	2023	Change	2024	2023	Change	ARPU	Units

Paging revenue	720	765	(45)	$70,958	$73,135	$(2,177)	$2,306	$(4,483)
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
Software Revenue
Software revenue consists of two components: operations revenue and maintenance revenue. Operations revenue consists primarily of license and subscription revenues for our healthcare communications solutions, revenue from the sale of hardware that facilitates the use of our software solutions, and professional services revenue related to the implementation of our solutions. Maintenance revenue is generated from the ongoing support of our software solutions or related hardware, typically contracted for a period of between one and three years.

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
Operations Revenue
Software operations revenue increased during 2024 when compared to 2023, primarily as a result of higher professional services revenue, resulting from increased sales of our managed services offering as well as targeted hiring efforts over the last 12 months, as we aligned staffing levels with our backlog, which had grown as a result of our operations bookings results. This increase was partially offset by decreases in license and hardware revenue, driven by lower sales.
Maintenance Revenue
We have seen modest improvement in our gross maintenance revenue churn alongside increasing operational bookings, which drive new maintenance revenue. Given these dynamics, we believe annual maintenance revenue is likely to remain flat or increase marginally, as we continue to enhance our existing software solutions. Further enhancements are expected to provide additional avenues for license sales, which generate new maintenance revenue and help to reduce levels of gross churn.

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
•Depreciation and Accretion. These are expenses that may be associated with one or more of the aforementioned functional categories. This classification generally consists of depreciation from capital expenditures or other assets that are core to our ongoing operations and accretion of asset retirement obligations.

The following is a review of our operating expense categories for the years ended December 31, 2024 and 2023.
Cost of Revenue
Cost of revenue increased by $1.6 million, or 6.0%, for the year ended December 31, 2024, compared to 2023. This increase was primarily driven by the need for additional professional services personnel to better align staffing levels with our backlog. This increase was partially offset by lower hardware costs resulting from lower hardware sales as compared to 2023.
Research and Development
Research and development expenses increased by $1.0 million, or 9.5%, for the year ended December 31, 2024, compared to 2023. This increase was driven by our continued effort to invest in the enhancement of our software solutions.
Technology Operations
Technology operations expenses decreased by $1.5 million, or 5.9%, for the year ended December 31, 2024, compared to 2023. The decrease was driven by reduction in the number of active transmitters, resulting from our network rationalization efforts. The number of active transmitters, which directly affects our telecommunications and site rent expenses, declined 5.2% from December 31, 2023 to December 31, 2024. As we reach certain minimum frequency commitments, as outlined by the FCC, we may be unable to continue our efforts to rationalize and consolidate our networks.
Selling and Marketing
Selling and marketing expenses decreased by $0.5 million, or 3.1%, for the year ended December 31, 2024, compared to 2023,. The decrease in commissions is primarily due to the amortization of certain commissions expenses, which were previously expensed as incurred under an ASC 606 practical expedient. With the growth in multi-year contracts over the last two years, more related revenue continues to extend beyond the 12-month period allowed for under this practical expedient. As a result, the associated commission expenses are now amortized in alignment with the related revenue, resulting in lower expenses compared to 2023. This resulted in a one-time benefit of approximately $0.9 million, as commissions expense was adjusted to account for the deferral of certain items that had been previously expensed.
General and Administrative
General and administrative expenses increased by $0.1 million, or 0.4%, for the year ended December 31, 2024, compared to 2023. Expenses were largely in line with 2023.
Depreciation and Accretion
For the year ended December 31, 2024, compared to 2023, depreciation and accretion expenses decreased by $0.3 million, primarily due to decreases in asset retirement cost and pager depreciation.
Severance and Restructuring
For the years ended December 31, 2024 and 2023, severance and restructuring expenses were $1.1 million and $0.6 million, respectively, primarily due to expenses related to the early termination of the lease of our corporate headquarters in Alexandria, Virginia.
Interest Income and Provision for (Benefit from) Income Taxes
Interest Income
Interest income increased by $0.1 million for the year ended December 31, 2024, compared to 2023, primarily due to an increase in interest earned on the Company's cash balances, driven by higher interest rates from macroeconomic events.

Provision for (Benefit from) Income Taxes
The effects of foreign taxes are immaterial for all periods presented. The following provides the effective tax rate reconciliation for the years ended December 31, 2024, 2023 and 2022, respectively (See Note 9, "Income Taxes" in the Notes to Consolidated Financial Statements for further discussion on our income taxes):

(Dollars in thousands)	2024		2023		2022

Income before income taxes	$20,032		$22,325		$997

Income taxes computed at the federal statutory rate	$4,207	21.0%	$4,688	21.0%	$209	21.0%
State income taxes, net of federal benefit	886	4.4%	1,343	6.0%	121	12.1%
Change in valuation allowance	—	—%	—	—%	(21,850)	(2,191.6)%
Research and development and other tax credits	—	—%	—	—%	(88)	(8.8)%
Excess executive compensation	609	3.0%	405	1.8%	231	23.1%
Other	(635)	(3.2)%	223	0.9%	518	52.0%
Provision for (benefit from) income taxes	$5,067	25.3%	$6,659	29.8%	$(20,859)	(2,092.2)%
The provision for income taxes decreased by $1.6 million for the year ended December 31, 2024, compared to 2023, primarily due to a decrease in both federal and state income taxes stemming from lower income in 2024. Our investment in research and development in prior years qualified for the research and development income tax credit under Section 41 of the Internal Revenue Code. Unused research and development tax credits have a 20-year carryover and will provide future tax benefits once Spok’s net operating losses are fully utilized. We did not qualify for the research and development tax credits in 2024.
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
We maintained a valuation allowance of $2.3 million related to federal foreign tax credits and certain state net operating losses and state tax credits, as we do not believe current projections of future taxable income will be sufficient to utilize those tax assets and credits prior to expiration.
Refer to Note 1, "Organization and Significant Accounting Policies" and Note 9, "Income Taxes" in the Notes to Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2024, we held cash and cash equivalents of $29.1 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. We maintain the majority of our cash and cash equivalents in accounts with major United States and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.
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
With the successful completion of the restructuring plan and our ongoing efforts to maximize revenue and optimize costs, we anticipate positive cash flow generation will continue in future operating periods.
In February 2022, the Board of Directors authorized a share repurchase program of up to $10 million of the Company's common stock. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.
On February 26, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock, with a record date of March 14, 2025 and a payment date of March 31, 2025. This cash dividend of approximately $6.4 million is expected to be paid from available cash on hand.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at December 31, 2024, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022

Net cash provided by operating activities	$28,922	$26,184	$6,456
Net cash (used in) provided by investing activities	(3,209)	(3,417)	11,257
Net cash used in financing activities	(28,537)	(26,677)	(26,221)
Operating Activities
As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
Our operating cash results primarily from cash received from our customers, offset by cash payments we make for products and services, operating expenses and income taxes. Significant non-cash expenses include depreciation and accretion, deferred income tax expense and stock-based compensation. The cash impact from actual transaction gains and losses is reflected in the change in working capital.
For the years ended December 31, 2024 and 2023, net cash provided by operating activities was $28.9 million, and $26.2 million, respectively, primarily due to an increase in cash received from customers, partially offset by cash payments for cost of revenues and operating expenses.
Investing Activities
For the years ended December 31, 2024 and 2023, net cash used in investing activities was $3.2 million and $3.4 million, respectively, primarily due to capital expenditures.

Financing Activities
For the years ended December 31, 2024 and 2023, net cash used in financing activities was $28.5 million and $26.7 million, respectively, primarily due to cash distributions to stockholders of $26.4 million and $25.6 million, respectively.
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
Our contractual payment obligations for operating leases apply to leases for office space and transmitter locations.
The following table provides the Company's significant commitments and contractual obligations as of December 31, 2024:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$10,548	$3,479	$4,285	$1,794	$990
Unconditional purchase obligations	4,896	2,189	2,632	75	—
Total contractual obligations	$15,444	$5,668	$6,917	$1,869	$990
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
The Company evaluates contingencies on an ongoing basis and establishes loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. As part of this evaluation, for the year ended December 31, 2024, the Company did not identify any probable losses.

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

Revenue Recognition
We review each contract to determine whether to account for the various promises as one or more performance obligations. The assessment and determination of performance obligations for a given contract requires significant judgment. Wireless service contracts are generally considered to be a single promise and therefore accounted for as a single performance obligation. Contracts which include goods or services related to our software solutions and subscriptions are generally sold with multiple promises, and therefore, will often include multiple performance obligations. Material performance obligations related to the sale of our software solutions include software licenses, professional services - projects, professional services - managed services, hardware and maintenance.
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
Our wireless, professional, maintenance, and subscription services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations that include wireless, maintenance, professional services - managed services, or subscription services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services - projects, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred. This is a significant area of judgment as it requires an estimate at completion ("EAC") for each contract. Our initial EAC is primarily based on prior experience also taking into consideration any specific facts and circumstances for a given contract. As projects progress, the EAC is periodically updated and reviewed to ensure the timing of revenue recognition is appropriate. The creation, maintenance and review of a project's EAC requires significant judgment to determine an appropriate number of hours over which the remaining project is expected to be completed.
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
Income Taxes
Deferred income tax assets and liabilities are calculated based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether, based on all available evidence, it is "more likely than not" (meaning a probability of greater than 50%) that all or some portion of our deferred income tax assets will be realized in future periods. We provide a valuation allowance when we consider it "more likely than not" that a deferred income tax asset will not be fully recovered. The assessment of our deferred income tax assets requires significant judgment, however, our methods, assumptions, and estimates used in assessing the need for a valuation allowance remained materially unchanged in 2024. We maintained a valuation allowance of $2.3 million related to federal foreign tax credits and certain state net operating losses as we do not believe current projections of future taxable income will be sufficient to utilize those tax assets and credits prior to expiration.
Impairment of Goodwill and Long-Lived Assets
We are required to evaluate the carrying value of our goodwill, long-lived assets and intangible assets subject to amortization.
Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We generally perform this annual impairment test in the fourth quarter of the fiscal year. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. Significant judgment is required in the determination of a triggering event given the qualitative nature of the assessment. The fair value of the reporting unit is estimated under a market-based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g., point-in-time application, simple moving average, exponential moving average), as well as application of an estimated control premium, if necessary. The estimated control premium is based on a review of current and past market information published by a third-party resource, assessment of the Company's future projected discounted cash flows and other relevant information if available. Our methods, assumptions, and estimates used in assessing goodwill in a quantitative form remained materially unchanged in 2024. We recorded no impairment of goodwill for the years ended December 31, 2024, 2023 and 2022.
Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived assets (asset groups) may not be recoverable. Similar to our quarterly assessment of goodwill, significant judgment is required in the determination of a triggering event given the qualitative nature of the assessment. We did not identify any triggering events for long-lived assets in 2024. We did not record any impairment of long-lived assets for the years ended December 31, 2024 and 2023.
There were no remaining amortizable intangible assets at December 31, 2024 and 2023.
Recent Accounting Pronouncements
Refer to Note 2, "Recent Accounting Standards," in the Notes to Consolidated Financial Statements for a summary of recent and pending accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2024, we had no outstanding borrowings or associated debt service requirements.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no reportable events.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal year. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Based on our evaluation under the 2013 Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which appears in this 2024 Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information called for by Items 10 through 14 is incorporated by reference from Spok’s definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2025.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information required by this item is incorporated by reference from Spok’s definitive Proxy Statement for our 2025 Annual Meeting of Stockholders:
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
We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled "Code of Business Conduct and Ethics" which is applicable to all employees and directors, our "Corporate Governance Guidelines," and the charters for all committees of our Board of Directors, including Audit, Compensation and Nominating and Governance. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on our website.
We have adopted policies, Employee Policy Statement on Inside Information and Securities Trading and Policy Statement on Inside Information and Securities Trading, that govern the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. Copies of our policies are filed as Exhibit 19.1 and Exhibit 19.2 to this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2025 Annual Meeting of Stockholders entitled "Compensation Discussion and Analysis."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2025 Annual Meeting of Stockholders entitled "Security Ownership of Certain Beneficial Owners and Management."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2025 Annual Meeting of Stockholders entitled "Related Party Transactions and Code of Business Conduct and Ethics." The information required by this item with respect to director independence is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2025 Annual Meeting of Stockholders entitled "Board of Directors and Governance Matters."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2025 Annual Meeting of Stockholders entitled "Independent Registered Public Accounting Firm Fees."

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this 2024 Form 10-K:
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
February 27, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	February 27, 2025
Vincent D. Kelly

/s/ Calvin C. Rice	Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2025
Calvin C. Rice

/s/ Christine M. Cournoyer	Chairman of the Board	February 27, 2025
Christine M. Cournoyer

/s/ Dr. Bobbie Byrne	Director	February 27, 2025
Dr. Bobbie Byrne

/s/ Randy Hyun	Director	February 27, 2025
Randy Hyun

/s/ Brett Shockley	Director	February 27, 2025
Brett Shockley

/s/ Todd Stein	Director	February 27, 2025
Todd Stein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Spok Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Spok Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 27, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia
February 27, 2025

SPOK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share amounts)	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$29,145	$31,989
Accounts receivable, net	21,950	23,314
Prepaid expenses	9,362	7,885
Other current assets	840	704
Total current assets	61,297	63,892
Non-current assets:
Property and equipment, net	5,952	7,321
Operating lease right-of-use assets	8,249	10,526
Goodwill	99,175	99,175
Deferred income tax assets, net	41,686	46,260
Other non-current assets	744	510
Total non-current assets	155,806	163,792
TOTAL ASSETS	$217,103	$227,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,630	$5,969
Accrued compensation and benefits	7,363	7,284
Deferred revenue	28,366	26,298
Operating lease liabilities	2,904	4,184
Other current liabilities	4,511	4,273
Total current liabilities	48,774	48,008
Non-current liabilities:
Asset retirement obligations	5,945	7,191
Operating lease liabilities	5,869	6,902
Other non-current liabilities	1,769	1,812
Total non-current liabilities	13,583	15,905
TOTAL LIABILITIES	62,357	63,913
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock—$0.0001 par value; 75,000,000 shares authorized; 20,284,177 and 19,992,102 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	2	2
Additional paid-in capital	105,736	102,936
Accumulated other comprehensive loss	(1,784)	(1,764)
Retained earnings	50,792	62,597
TOTAL STOCKHOLDERS’ EQUITY	154,746	163,771
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$217,103	$227,684
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2024	2023	2022

Revenue:
Wireless revenue	$73,523	$75,968	$75,622
Software revenue	64,130	63,057	58,912
Total revenue	137,653	139,025	134,534
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	28,430	26,818	28,267
Research and development	11,548	10,549	13,625
Technology operations	24,306	25,843	27,412
Selling and marketing	15,851	16,350	16,296
General and administrative	33,301	33,168	37,796
Severance and restructuring	1,104	573	7,329
Depreciation and accretion	4,148	4,496	3,571
Total operating expenses	118,688	117,797	134,296
Operating income	18,965	21,228	238
Interest income	1,153	1,099	592
Other (expense) income	(86)	(2)	167
Income before income taxes	20,032	22,325	997
(Provision for) benefit from income taxes	(5,067)	(6,659)	20,859
Net income	$14,965	$15,666	$21,856
Basic net income per common share	$0.74	$0.79	$1.11
Diluted net income per common share	$0.73	$0.77	$1.09
Basic weighted average common shares outstanding	20,241,073	19,953,747	19,672,423
Diluted weighted average common shares outstanding	20,565,287	20,343,912	19,991,202
Cash dividends declared per common share	$1.250	$1.250	$1.250
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022

Net income	$14,965	$15,666	$21,856
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(20)	145	(321)
Other comprehensive (loss) income	(20)	145	(321)
Comprehensive income	$14,945	$15,811	$21,535
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital and Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2022	19,481,429	$2	$95,703	$77,005	$172,710
Net income	—	—	—	21,856	21,856
Issuance of restricted stock under the Equity Plan	355,397	—	—	—	—
Purchase of common stock for tax withholding	(133,026)	—	(1,210)	—	(1,210)
Amortization of stock-based compensation	—	—	3,827	—	3,827
Cash dividends declared	—	—	—	(25,765)	(25,765)
Cumulative translation adjustment	—	—	(321)	—	(321)
Balance, December 31, 2022	19,703,800	$2	$97,999	$73,096	$171,097
Net income	—	—	—	15,666	15,666
Issuance of common stock under the Employee Stock Purchase Plan	23,422	—	210	—	210
Issuance of restricted stock under the Equity Plan	409,396	—	—	—	—
Purchase of common stock for tax withholding	(144,516)	—	(1,245)	—	(1,245)
Amortization of stock-based compensation	—	—	4,063	—	4,063
Cash dividends declared	—	—	—	(26,165)	(26,165)
Cumulative translation adjustment	—	—	145	—	145
Balance, December 31, 2023	19,992,102	$2	$101,172	$62,597	$163,771
Net income	—	—	—	14,965	14,965
Issuance of common stock under the Employee Stock Purchase Plan	21,755	—	272	—	272
Issuance of restricted stock under the Equity Plan	421,346	—	—	—	—
Purchase of common stock for tax withholding	(151,026)	—	(2,428)	—	(2,428)
Amortization of stock-based compensation	—	—	4,956	—	4,956
Cash dividends declared	—	—	—	(26,770)	(26,770)
Cumulative translation adjustment	—	—	(20)	—	(20)
Balance, December 31, 2024	20,284,177	$2	$103,952	$50,792	$154,746
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022

Operating activities:
Net income	$14,965	$15,666	$21,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	4,148	4,496	3,571
Valuation allowance	—	—	(21,850)
Deferred income tax expense	4,573	6,378	903
Stock-based compensation	4,956	4,063	3,827
Provisions for credit losses, service credits and other	846	950	1,777
Changes in assets and liabilities:
Accounts receivable	506	2,580	(1,757)
Prepaid expenses and other assets	(1,845)	(909)	(88)
Net operating lease liabilities	(36)	(1,264)	357
Accounts payable, accrued liabilities and other	(1,184)	(5,217)	(2,258)
Deferred revenue	1,993	(559)	118
Net cash provided by operating activities	28,922	26,184	6,456
Investing activities:
Purchases of property and equipment	(3,209)	(3,417)	(3,776)
Purchase of short-term investments	—	—	(14,967)
Maturity of short-term investments	—	—	30,000
Net cash (used in) provided by investing activities	(3,209)	(3,417)	11,257
Financing activities:
Cash distributions to stockholders	(26,381)	(25,642)	(25,011)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	272	210	—
Purchase of common stock for tax withholding on vested equity awards	(2,428)	(1,245)	(1,210)
Net cash used in financing activities	(28,537)	(26,677)	(26,221)
Effect of exchange rate on cash and cash equivalents	(20)	145	(321)
Net decrease in cash and cash equivalents	(2,844)	(3,765)	(8,829)
Cash and cash equivalents, beginning of period	31,989	35,754	44,583
Cash and cash equivalents, end of period	$29,145	$31,989	$35,754
Supplemental disclosure:
Income taxes paid	$571	$179	$223
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
We provide one-way and advanced two-way wireless messaging services, including information services, throughout the United States. These services are offered on a local, regional and nationwide basis, employing digital networks. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. We also offer voice mail, personalized greetings, message storage and retrieval, equipment, maintenance plans and/or equipment loss protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.
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
Amounts shown on the Consolidated Statements of Operations within the operating expense categories include cost of revenue exclusive of; research and development, technology operations, selling and marketing, general and administrative, severance and restructuring and depreciation and accretion. These items are shown separately on the Consolidated Statements of Operations within operating expenses to the extent that they are considered material for the periods presented.
Use of Estimates
The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate estimates and assumptions, including, but not limited, to those related to the impairment of long-lived assets, goodwill, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
We review each contract to determine whether to account for the various promises as one or more performance obligations. The assessment and determination of performance obligations for a given contract requires significant judgment. Wireless service contracts are generally considered to be a single promise and, therefore, accounted for as a single performance obligation. Contracts which include goods or services related to our software solutions and subscriptions are generally sold with multiple promises, and therefore, will often include multiple performance obligations. Material performance obligations related to the sale of our software solutions include software licenses, professional services - projects, professional services - managed services, hardware and maintenance.
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

Our wireless, professional, maintenance, and subscription services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations that include wireless, maintenance, professional services - managed services, or subscription services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services - projects, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred. This is a significant area of judgment as it requires an estimate at completion ("EAC") for each contract. Our initial EAC is primarily based on prior experience also taking into consideration any specific facts and circumstances for a given contract. As projects progress, the EAC is periodically updated and reviewed to ensure the timing of revenue recognition is appropriate. The creation, maintenance and review of a project's EAC requires significant judgment to determine an appropriate number of hours over which the remaining project is expected to be completed.
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
Incremental Costs of Obtaining a Contract and Costs to Fulfill a Contract
Our incremental costs primarily relate to sales commissions. We capitalize commissions and proportionally recognize the related expense to revenue as it is recognized on the underlying performance obligations. Some of these costs may relate to specific future anticipated contracts, specifically future maintenance renewals, on which we do not pay commensurate sales commissions. We amortize commission costs proportionally with revenue, thus it is necessary for us to estimate future revenues when there are future anticipated contracts. We estimate future revenues based on anticipated renewal amounts over an expected useful life (e.g., the period over which we believe the initial sales commissions relate to future anticipated contracts). The expected useful life is based on a review of our product life cycles, customer upgrade patterns and the rate at which customers renew maintenance. Commission expense was $3.2 million, $4.5 million and $4.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Commission expense is classified within the selling and marketing operating expenses category.
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
We recorded no impairment of goodwill for the years ended December 31, 2024, 2023 and 2022.
We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived assets (asset groups) may not be recoverable. When applicable, we assess the recoverability of the carrying value of our long-lived assets based on estimated undiscounted cash flows generated from such assets (asset groups). We determine asset groups based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In assessing the recoverability of these assets, we forecast cash flows based on various operating assumptions such as revenue forecasted by product line, in-process research and development cost, and other direct costs. Significant judgment is required in determining the recoverability, including the timing and appropriateness of the estimated undiscounted cash flows. If the forecast of undiscounted cash flows does not exceed the carrying value of the long-lived assets, we record an impairment charge to the extent the carrying value exceeded the fair value of such assets. Significant judgment may be required in estimating fair value dependent on the availability of objective, market-based, evidence and the input level (e.g., Level 1, 2 or 3) of that evidence.
There were no remaining amortizable intangible assets at December 31, 2024 and 2023.
We did not record any impairment of long-lived assets for the years ended December 31, 2024 and 2023.
Accounts Receivable Allowances
Our two most significant allowance accounts are: an allowance for credit losses and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses, respectively.
Estimates are used in determining the allowance for credit losses and are based on historical collection experience and current and forecasted trends, as well as known specific collection risks. In determining these estimates, we review historical write-offs, including comparisons of write-offs to provisions for credit losses. We compare the ratio of the allowance to gross receivables to historical levels, and monitor amounts collected and related statistics. We write-off receivables when they are deemed uncollectible. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that the future write-off experience will be consistent with historical experience, which could result in material differences when compared to the allowance for credit losses and related provisions.

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
Asset Retirement Obligations
We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located at leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists. Asset retirement costs are reflected in paging equipment assets with depreciation expense recognized over the estimated lives, which range between one and fifteen years. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date. When an asset retirement obligation arises, the liabilities and corresponding assets are recorded at their present value using a discounted cash flow approach and the liabilities are accreted using the interest method.
The recognition of an asset retirement obligation requires that management make numerous assumptions regarding such factors as the cost and timing of deconstruction; the credit-adjusted risk-free rate to be used; inflation rates; and future advances in technology. The fair value of contractor fees to remove each asset, based on historical trend, is estimated to escalate by 4.6% each year through the terminal date. The total estimated liability is based on the estimated future value of those costs and the timing of deconstruction.
We believe these estimates are reasonable at the present time, but we can give no assurance that changes in technology, our financial condition, the economy or other factors would not result in higher or lower asset retirement obligations. Any variations from our estimates would generally result in a change in the assets and liabilities in equal amounts, and operating results would differ in the future by any difference in depreciation expense and accretion expense (see Note 5, "Consolidated Financial Statements' Components" and Note 7, "Asset Retirement Obligations" for additional details).
Income Taxes
We file a consolidated United States federal income tax return and income tax returns in state, local and foreign jurisdictions as required. The provision for current income taxes is calculated and accrued on income and expenses expected to be included in current year United States and foreign income tax returns. The provision for current income taxes may also include interest, penalties and an estimated amount reflecting uncertain tax positions.
Deferred income tax assets and liabilities are calculated based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether, based on all available evidence, it is "more likely than not" (meaning a probability of greater than 50%) that all or some portion of our deferred income tax assets will be realized in future periods. We provide a valuation allowance when we consider it "more likely than not" that a deferred income tax asset will not be fully recovered. The assessment of our deferred income tax assets requires significant judgment. We reduced the valuation allowance by $21.9 million, as of December 31, 2022, based on the assessment completed, utilizing our annual long-range planning and forecasting updates. The Company maintained a valuation allowance of $2.3 million related to federal foreign tax credits and certain state net operating losses and credits as the Company does not believe current projections of future taxable income will be sufficient to utilize those tax assets and credits prior to expiration.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the "more likely than not" threshold based on the technical merits of the positions. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. The assessment of an uncertain tax position requires significant judgment. We had no uncertain tax positions for the periods ended December 31, 2024 and 2023 (see Note 9, "Income Taxes" for additional details).
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
Advertising Expenses
Advertising costs are charged to operations when incurred. Advertising costs are classified as selling and marketing expenses. Advertising expenses were $0.7 million for both the years ended December 31, 2024 and 2023 and $1.0 million for the year ended December 31, 2022.
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
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different geographic locations, primarily within the United States. We perform ongoing credit evaluations of our customers, and generally do not require collateral. We maintain an allowance for estimated credit losses. Our bad debt expenses were $0.3 million for both the years ended December 31, 2024 and 2023 and $1.2 million for the year ended December 2022. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected. No customer represented 10% or more of total revenue or accounts receivable during the years ended December 31, 2024, 2023 and 2022.

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
Financial instruments including cash and cash equivalents, accounts receivable and accounts payable all have fair values that approximate their carrying values at December 31, 2024 and 2023 due to their short maturities.
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

NOTE 2 - RECENT ACCOUNTING STANDARDS
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within segment profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted the ASU for the year ending December 31, 2024, which required additional disclosures but did not otherwise impact our Consolidated Financial Statements. Refer to Note 13, "Segment Information" for the inclusion of the new required disclosures. The amendments for interim periods will be adopted in our fiscal year beginning on January 1, 2025.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and the income taxes paid. The update is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the potential effect that the updated standard will have on our Consolidated Financial Statement disclosures.
In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements. This update is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact the update will have on our Consolidated Financial Statement disclosures.

NOTE 3 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following table presents our revenues disaggregated by revenue type:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022

Revenue:
Paging revenue	$70,958	$73,135	$73,323
Product and other revenue	2,565	2,833	2,299
Wireless revenue	$73,523	$75,968	$75,622

License	$7,648	$8,721	$7,202
Professional services - projects	14,616	13,305	11,584
Professional services - managed services	3,259	1,389	981
Hardware	1,382	2,675	2,211
Operations revenue	26,905	26,090	21,978
Maintenance	37,225	36,967	36,934
Software revenue	$64,130	$63,057	$58,912
Total revenue	$137,653	$139,025	$134,534
The Company is currently structured as a single operating (and reportable) segment, a clinical communication and collaboration business. Sales are assigned to subsidiaries based on the geographic location of the customer at the signing of a contract. The United States was the only country that accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2024, 2023 and 2022. Revenue generated in the United States and internationally consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022

Revenue:
United States	$134,998	$135,804	$130,380
International	2,655	3,221	4,154
Total revenue	$137,653	$139,025	$134,534
Deferred Revenues
Our deferred revenues represent payments made to, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the year ended December 31, 2024, are as follows:

(Dollars in thousands)	December 31, 2023	Additions	Revenue Recognized	December 31, 2024

Deferred Revenue	$26,946	$65,575	$(63,582)	$28,939
During the year ended December 31, 2024, the Company recognized $23.1 million of revenue related to amounts deferred as of December 31, 2023.

Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the year ended December 31, 2024, are as follows:

(Dollars in thousands)	December 31, 2023	Additions	Commissions Recognized	December 31, 2024

Prepaid Commissions	$2,285	$4,235	$(3,198)	$3,322
Prepaid commissions are included within prepaid expenses in the Consolidated Balance Sheets and commissions expense is included within Selling and marketing on the Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of consideration allocated to remaining performance obligations at December 31, 2024 was $62.4 million, which excludes $5.6 million of additional transaction value that was deemed cancellable by the customer without significant penalty. We expect to recognize approximately $36.4 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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
Lease costs are included in Technology Operations and General and Administrative expenses on the Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022

Operating lease cost	$3,860	$4,572	$6,063
Short-term lease cost	9,174	9,267	9,916
Total lease cost	$13,034	$13,839	$15,979

The following table presents supplemental cash flow information:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$4,433	$5,995	$5,708
Right-of-use assets obtained in exchange for lease obligations	$1,566	$(60)	$3,966

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
(Dollars in thousands)	2024	2023	2022

Weighted-average remaining lease term - operating leases (in years)	4.30	4.20	5.00
Weighted-average discount rate - operating leases	6.56%	5.84%	4.39%
Maturities of lease liabilities as of December 31, 2024, were as follows:

(Dollars in thousands)	For the Year Ended December 31,

2025	$2,904
2026	2,464
2027	1,821
2028	1,291
2029	503
Thereafter	990
Total future lease payments	9,973
Imputed interest	(1,200)
Total	$8,773

NOTE 5 - CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation and Accretion
Depreciation and accretion consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022

Depreciation
Leasehold improvements	$138	$87	$64
Asset retirement costs	(417)	(261)	(702)
Paging and computer equipment	3,435	3,792	3,289
Furniture, fixtures and vehicles	295	222	240
Total depreciation	3,451	3,840	2,891
Accretion	697	656	680
Total depreciation and accretion expense	$4,148	$4,496	$3,571
Accounts Receivable, net
Accounts receivable was recorded net of an allowance of $1.0 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively. Accounts receivable, net, included $6.4 million and $6.0 million of unbilled receivables for the years ended December 31, 2024 and 2023, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.

Property and Equipment, net
Property and equipment, net consisted of the following for the periods stated:

	Useful Life (In Years)	For the Year Ended December 31,
(Dollars in thousands)		2024	2023

Leasehold improvements	lease term	$2,430	$2,202
Asset retirement costs	1-15	4,864	3,722
Paging and computer equipment	1-5	83,895	86,332
Furniture, fixtures and vehicles	3-5	2,570	3,129
Total property and equipment		93,759	95,385
Accumulated depreciation		(87,807)	(88,064)
Total property and equipment, net		$5,952	$7,321

For purposes of assessing our asset retirement costs, we completed a review of the estimated useful life of our transmitter assets during the fourth quarter of 2024 (that are part of paging and computer equipment). This review was based on the results of our long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended. This change resulted in a revision of the expected future depreciation expense for the transmitter assets and an immaterial impact on the Consolidated Financial Statements beginning in 2025. We believe these estimates remain reasonable at the present time, but we can give no assurance that changes in technology, customer usage patterns, our financial condition, the economy or other factors would not result in changes to our transmitter decommissioning plans. Any further variations from our estimates could result in a change in the expected useful lives of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense. The extension of the depreciable life was accounted for as a change in accounting estimate.
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
As of December 31, 2024, we had goodwill of $99.2 million, which includes accumulated impairment losses of $33.9 million. There was no change in goodwill as compared to December 31, 2023.
Intangible Assets, Net
Intangible assets related primarily to customer relationships with an original gross carrying amount of $25.0 million, that were being amortized over a period of 10 years and became fully amortized during the quarter ended March 31, 2021. As of December 31, 2024, we had no remaining amortizable intangible assets. There was no change as compared to December 31, 2023.

NOTE 7 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities for the periods stated were as follows:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance as of December 31, 2022	$243	$7,237	$7,480
Accretion	(4)	660	656
Amounts paid	(243)	—	(243)
Reductions	(33)	(463)	(496)
Reclassifications	243	(243)	—
Balance as of December 31, 2023	206	7,191	7,397
Accretion	589	108	697
Amounts paid	(462)	—	(462)
Reductions	287	(1,425)	(1,138)
Reclassifications	(71)	71	—
Balance as of December 31, 2024	$549	$5,945	$6,494
Additions and reductions other than accretion, reclassifications and amounts paid primarily relate to changes in estimates of the underlying liability, specifically related to updates in estimated costs to remove a transmitter and the estimated timing of removal. Estimated removal costs and timing refinements due to ongoing network rationalization activities are expected to accrete to a total liability of $12.6 million.
Additional information regarding asset retirement costs and accretion expense can be found in Note 5, "Consolidated Financial Statements' Components."
NOTE 8 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At December 31, 2024 and 2023, we had no stock options outstanding.
At December 31, 2024 and 2023, there were 20,284,177 and 19,992,102 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.
Dividends
For the years ended December 31, 2024, 2023 and 2022, our Board of Directors declared cash dividends of $1.25 per share of our outstanding common stock. Dividends declared that relate to unvested RSUs and unvested shares of restricted stock are accrued for and paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited. Cash dividends paid as disclosed in the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 included previously declared cash dividends on vested RSUs and on shares of vested restricted stock issued to non-executive members of our Board of Directors.
On February 26, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock, with a record date of March 14, 2025 and a payment date of March 31, 2025. This cash dividend of approximately $6.4 million is expected to be paid from available cash on hand.
Common Stock Repurchase Program
In February 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.

The Company did not repurchase any of its common stock during 2024, 2023 or 2022.
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

	For the Year Ended December 31,
(In thousands, except for share and per share amounts)	2024	2023	2022

Numerator:
Net income	$14,965	$15,666	$21,856

Denominator:
Basic weighted average common shares outstanding	20,241,073	19,953,747	19,672,423
Diluted weighted average common shares outstanding	20,565,287	20,343,912	19,991,202
Basic net income per common share	$0.74	$0.79	$1.11
Diluted net income per common share	$0.73	$0.77	$1.09
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

The following table summarizes the activities under the Equity Plan from January 1, 2022 through December 31, 2024:

Activity

Total equity securities available at January 1, 2022	990,129
Less: RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(307,077)
Total equity securities available at December 31, 2022	683,052
Plus: Additional shares available for issuance under the Equity Plan	1,000,000
Less: RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(407,348)
Total equity securities available at December 31, 2023	1,275,704
Less: RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(313,660)
Total equity securities available at December 31, 2024	962,044
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plan for the year ended December 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value per Share

Unvested at January 1, 2024	1,035,268	$9.12
Granted	317,704	15.46
Vested	(420,406)	10.15
Forfeited	(4,044)	11.13
Unvested at December 31, 2024	928,522	$10.81
Of the 928,522 unvested RSUs, DSUs and restricted stock outstanding at December 31, 2024, 491,734 RSUs include contingent performance requirements for vesting purposes. At December 31, 2024, there was $3.3 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.
During the years ended December 31, 2023 and 2022, the Company granted 471,272 and 464,572 RSUs, respectively, with a weighted-average grant date fair value of $8.46 and $8.63 per share, respectively. The fair value of RSUs that vested was $6.7 million, $3.4 million and $3.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, based on the closing price of the Company's common stock at the vesting date.
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

For the year ended December 31, 2024, 21,755 shares of the Company's stock were purchased for a total price of $272 thousand, as compared to 23,422 shares purchased for the year ended December 31, 2023, for a total price of $210 thousand.
The following table summarizes the activities under the ESPP from January 1, 2022, through December 31, 2024:

Activity

Total ESPP equity securities available at January 1, 2022	133,184
Less: common stock purchased by eligible employees	—
Total ESPP equity securities available at January 1, 2023	133,184
Less: common stock purchased by eligible employees	(23,422)
Total ESPP equity securities available at January 1, 2024	109,762
Less: common stock purchased by eligible employees	(21,755)
Total ESPP equity securities available at December 31, 2024	88,007
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
Stock-Based Compensation Expense
Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the grant date fair value of the instruments, over the instruments’ vesting period. The following table reflects stock-based compensation expense for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022

Performance-based RSUs	$2,140	$1,809	$1,559
Time-based RSUs and restricted stock	2,728	2,192	2,260
ESPP	88	62	8
Total stock-based compensation	$4,956	$4,063	$3,827

NOTE 9 - INCOME TAXES
The significant components of our provision for (benefit from) income taxes attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022

Income before income taxes	$20,032	$22,325	$997

Current:
Federal tax	$—	$—	$—
State tax	460	299	38
Foreign tax	34	(17)	50
Total current	494	282	88
Deferred:
Federal tax	4,047	5,099	(20,642)
State tax	522	1,010	25
Foreign tax	4	268	(330)
Total deferred	4,573	6,377	(20,947)
Provision for (benefit from) income taxes	$5,067	$6,659	$(20,859)
Foreign income before income tax (benefit) expense is immaterial to consolidated income before income tax expense. The following table summarizes the principal elements of the difference between the United States federal statutory rate of 21% and our effective tax rate for the years ended December 31, 2024, 2023 and 2022:

(Dollars in thousands)	2024		2023		2022

Income before income taxes	$20,032		$22,325		$997

Income taxes computed at the federal statutory rate	$4,207	21.0%	$4,688	21.0%	$209	21.0%
State income taxes, net of federal benefit	886	4.4%	1,343	6.0%	121	12.1%
Change in valuation allowance	—	—%	—	—%	(21,850)	(2,191.6)%
Research and development and other tax credits	—	—%	—	—%	(88)	(8.8)%
Excess executive compensation	609	3.0%	405	1.8%	231	23.1%
Other	(635)	(3.2)%	223	0.9%	518	52.0%
Provision for (benefit from) income taxes	$5,067	25.3%	$6,659	29.8%	$(20,859)	(2,092.2)%
The anticipated effective income tax rate is expected to continue to differ from the federal statutory rate primarily due to the effect of state income taxes and permanent differences between book and taxable income. The earnings of non-United States subsidiaries are deemed to be indefinitely reinvested in non-United States operations.

The components of deferred income tax assets at December 31, 2024 and 2023 were as follows:

	December 31,
(Dollars in thousands)	2024	2023

Capitalized research and development costs	$11,494	$12,706
Net operating loss carryforward	19,722	22,959
Property and equipment	3,521	3,445
Accrued liabilities, reserves and other expenses	2,361	2,781
Research and development credits	6,430	6,430
Tax credits	681	681
Stock-based compensation	1,862	1,733
Operating lease liabilities	2,243	2,831
Other	339	167
Gross deferred income tax assets	48,653	53,733
Deferred income tax liabilities:
Intangible assets	(2,319)	(2,299)
Right-of-use assets	(2,109)	(2,688)
Prepaid and other expenses	(211)	(158)
Gross deferred income tax liabilities	(4,639)	(5,145)
Net deferred income tax assets	44,014	48,588
Valuation allowance	(2,328)	(2,328)
Total deferred income tax assets	$41,686	$46,260
Net Operating Losses and Tax Credits
As of December 31, 2024, we had approximately $85.2 million of federal net operating losses available to offset future taxable income, of which approximately $40.2 million were with expiration dates between 2027 through 2030 and $45.0 million that were indefinite-lived.

As of December 31, 2024, we had approximately $34.6 million of state net operating losses available to offset future taxable income, of which approximately $26.0 million were with expiration dates between 2026 through 2043 and $8.6 million that were indefinite-lived.

As of December 31, 2024, we had approximately $6.4 million of research and development tax credit carryforwards that expire in varying amounts with expiration dates between 2030 through 2041.
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
Prior to 2022, the cumulative loss incurred by the Company over the prior three-year period, constituted a piece of objective negative evidence which limited our ability to consider other subjective evidence. In 2022, due to the completion of restructuring efforts and our expected return to profitability (as indicated by income generated before income taxes in 2022), we eliminated costs that had resulted in our cumulative loss over the prior three-year period, that are not present in our current operating posture or future forecasts. As a result, we determined the negative evidence presented by a cumulative loss position to be weighted less in our assessment compared to positive evidence from our historical core operating results and future projections. Additionally, we considered there to be lower forecast uncertainty as a result of our new strategy and lessening impacts of the COVID-19 pandemic, such that we believe that positive evidence from our projections of future profitability to be weighted more heavily in our assessment of the recoverability of our deferred income tax assets. Based on the assessment completed, utilizing our annual long-range planning and forecasting updates, traditionally completed in the fourth quarter of each year, we reduced the valuation allowance by $21.9 million during the year ended December 31, 2022.

The Company maintained a valuation allowance of $2.3 million as of December 31, 2024 and 2023 related to federal foreign tax credits and certain state net operating losses and state tax credits, as the Company does not believe current projections of future taxable income will be sufficient to utilize those tax assets and credits prior to expiration.
Income Tax Audits
On February 14, 2025, an ongoing federal audit covering fiscal year 2021 was completed. There was no impact on our Consolidated Financial Statements as a result of the completion of the federal audit. The 2022 and 2023 federal and state income tax returns are within the statute of limitations (“SOL”) and are not currently under examination by any federal and state tax authority. The federal SOL generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards.
We operate in all states and the District of Columbia and are subject to various state income and franchise tax audits. The states’ SOL varies from three to four years from the later of the due date of the return or the date filed. We usually file our federal and all state and local income tax returns on or before October 15 of the following year; therefore, the SOL for those states with a three-year SOL is open for calendar years ending 2021 through 2023, and for the four-year SOL states, the SOL is open for years ending from 2020 through 2023.
NOTE 10 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We had no significant commitments and contractual obligations as of December 31, 2024.
Other Commitments
We have various LOCs outstanding with multiple state agencies which are considered to be immaterial to the Consolidated Financial Statements. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms.
Loss Contingencies
The Company evaluates contingencies on an ongoing basis and establishes loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. As part of this evaluation, no loss contingencies were identified for the years ended December 31, 2024, 2023 and 2022.
Legal Contingencies
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe the potential outcomes from these lawsuits will not have a material adverse impact on our financial position or results of operations.
Operating Leases
We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible.
Future minimum lease payments under non-cancelable operating leases at December 31, 2024, were as follows:

(Dollars in thousands)	Operating Leases
For the Year Ended December 31,

2025	$3,479
2026	2,464
2027	1,821
2028	1,291
2029	503
Thereafter	990
Total	$10,548
These leases typically include renewal options and escalation clauses. Where material, we recognize rent expense on a straight-line basis over the lease period.

Total rent expense under operating leases for the years ended December 31, 2024, 2023 and 2022 was approximately $13.0 million, $13.8 million and $16.0 million, respectively.
NOTE 11 - EMPLOYEE BENEFIT PLANS
The Company has a savings plan in the United States, the Spok Holdings, Inc. Savings and Retirement Plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating United States employees may elect to contribute a percentage of their wages, subject to certain limitations. Matching contributions under the savings plan were approximately $1.2 million for the years ended December 31, 2024, 2023 and 2022.
NOTE 12 - RELATED PARTIES
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as Chief Information Officer for an entity that is also a customer of the Company. For the years ended December 31, 2024, 2023 and 2022, we recognized revenues of $1.4 million, $0.7 million and $0.6 million, respectively, related to contracts from the entity at which the individual is employed.
NOTE 13 - SEGMENT INFORMATION
FASB ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a public entity about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. We identify our business as a single segment, clinical communications and collaboration solutions, which includes operating revenues from our wireless and software solutions.
The accounting policies of the clinical communications and collaboration solutions segment is the same as those described in the summary of significant accounting policies disclosed in Note 1, “Organization and Significant Accounting Policies.” The CODM evaluates the performance of the clinical communications and collaboration segment based on net income that is also reported on the Consolidated Statements of Operations as consolidated net income.
Significant expenses within net income, include cost of revenue, research and development, technology operations, selling and marketing, and general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations. Other segment items within net income include interest and other income, net, and income tax expense.
The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets. Depreciation and accretion details are tabulated in Note 5, "Consolidated Financial Statements' Components." An immaterial amount of long-lived assets were held outside of the United States for the years ended December 31, 2024 and 2023.
The principal category we use to disaggregate revenues is the nature of our products and services as presented in Note 3, "Revenue, Deferred Revenue and Prepaid Commissions." All of our revenues are derived from external customers. The table summarizing the disaggregation of the revenue by geography is disclosed in Note 3, "Revenue, Deferred Revenue and Prepaid Commissions."

SCHEDULE II
SPOK HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses, Service Credits and Other	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
(Dollars in thousands)

Year ended December 31, 2024	$1,590	$238	$(832)	$996
Year ended December 31, 2023	$1,808	$481	$(699)	$1,590
Year ended December 31, 2022	$1,442	$1,268	$(902)	$1,808

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-32358	3.1	7/8/2014
3.2	Fourth Amended and Restated Bylaws of Spok Holdings, Inc dated October 26,2022.	8-K	001-32358	3.1	10/28/2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Spok Holdings, Inc.	8-K	001-32358	3.1	9/3/2021
4.1*	Specimen of common stock certificate, par value $0.0001 per share	S-4/A	333-115769	4.1	10/6/2004
4.2	Description of securities registered under Section 12 of the Securities Exchange Act of 1934	10-K	001-32358	4.3	2/17/2022
10.1	Form of Indemnification Agreement for executive officers of Spok, Holding Inc.	10-Q	001-32358	10.1	10/25/2018
10.2*	Form of Director’s Indemnification Agreement	10-Q	001-32358	10.24	10/30/2008
10.3†	NEO Severance and Change in Control Document	10-Q	001-32358	10.2	4/27/2017
10.4†	Form of Executive Severance and Change in Control Agreement	8-K	001-32358	10.1	8/16/2023
10.5†	Spok Holdings, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated)	10-K	001-32358	10.18	3/2/2017
10.6†	Spok Holdings, Inc. Amended and Restated 2020 Equity Incentive Award Plan	DEF 14A	001-32358	A	4/28/2023
10.7†	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2020 Equity Incentive Award Plan	10-K	001-32358	10.21	2/18/2021
10.8†	Spok Holdings, Inc. 2018 Long-Term Incentive Plan	10-K	001-32358	10.12	2/18/2021
10.9†	Exhibits to Spok Holdings, Inc., 2018 Long-Term Incentive Plan for the 2022-2024 performance period					Filed
10.10†	Spok Holdings, Inc. 2021 Short-Term Incentive Plan	10-K	001-32358	10.16	2/18/2021
10.11†	Spok Holdings, Inc. 2022 Short-Term Incentive Plan	10-K	001-32358	10.15	2/17/2022
10.12†	Spok Holdings, Inc. 2023 Short-Term Incentive Plan	10-K	001-32358	10.15	2/23/2023
10.13†	Spok Holdings, Inc. 2024 Short-Term Incentive Plan	10-K	001-32358	10.13	2/22/2024
10.14†	Spok Holdings, Inc. 2025 Short-Term Incentive Plan					Filed
10.15†	Employment Agreement, between Spok Holdings, Inc. and Vince D. Kelly, dated as of January 1, 2019	8-K	001-32358	10.1	1/4/2019
10.16†	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of February 16, 2022	10-Q	001-32358	10.1	4/28/2022
10.17†	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of October 10, 2023	8-K	001-32358	10.1	10/10/2023
10.18	Voting and Standstill Agreement, dated March 20, 2022, by and between Spok Holdings, Inc., Braeside Investments, LLC, Braeside Capital, L.P. and Braeside Capital II, L.P.	8-K	001-32358	10.1	3/21/2022
10.19	Spok Holdings, Inc. Deferred Compensation Plan For Non-Employee Directors	10-K	001-32358	10.23	2/18/2021
19.1	Employee Policy Statement on Inside Information and Securities Trading					Filed

19.2	Policy Statement on Inside Information and Securities Trading for Officers, Directors and Specified Employees					Filed
21.1	Subsidiaries of the Company	10-K	001-32358	21	3/1/2018
23.1	Consent of Grant Thornton LLP					Filed
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
97.1	Spok Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-32358	10.13	2/22/2024
101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema**					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation**					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition**					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels**					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation**					Filed
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101)					Filed
* On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spok Holdings, Inc.
**    The financial information contained in these XBRL documents is unaudited.
†    Denotes a management contract or compensatory plan or arrangement.