Form 10-Q
period 2025-03-31
Spok Holdings, Inc
filed 2025-05-01
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
20,572,296 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of April 25, 2025.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$19,873	$29,145
Accounts receivable, net	20,672	21,950
Prepaid expenses	9,082	9,362
Other current assets	778	840
Total current assets	50,405	61,297
Non-current assets:
Property and equipment, net	5,869	5,952
Operating lease right-of-use assets	7,663	8,249
Goodwill	99,175	99,175
Deferred income tax assets, net	40,726	41,686
Other non-current assets	638	744
Total non-current assets	154,071	155,806
Total assets	$204,476	$217,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,297	$5,630
Accrued compensation and benefits	3,126	7,363
Deferred revenue	26,961	28,366
Operating lease liabilities	2,799	2,904
Other current liabilities	4,584	4,511
Total current liabilities	40,767	48,774
Non-current liabilities:
Asset retirement obligations	5,759	5,945
Operating lease liabilities	5,380	5,869
Other non-current liabilities	832	1,769
Total non-current liabilities	11,971	13,583
Total liabilities	52,738	62,357
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	104,163	105,736
Accumulated other comprehensive loss	(1,774)	(1,784)
Retained earnings	49,347	50,792
Total stockholders’ equity	151,738	154,746
Total liabilities and stockholders' equity	$204,476	$217,103

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
(Unaudited and in thousands except share and per share amounts)	2025	2024

Revenue:
Wireless revenue	$18,474	$18,595
Software revenue	17,820	16,314
Total revenue	36,294	34,909
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,212	7,139
Research and development	3,055	2,951
Technology operations	5,850	6,299
Selling and marketing	4,845	4,149
General and administrative	8,398	7,984
Depreciation and accretion	859	1,068
Severance and restructuring	57	428
Total operating expenses	30,276	30,018
Operating income	6,018	4,891
Interest income	219	254
Other income (expense)	22	(2)
Income before income taxes	6,259	5,143
Provision for income taxes	(1,063)	(907)
Net income	$5,196	$4,236
Basic and diluted net income per common share	$0.25	$0.21
Basic weighted average common shares outstanding	20,440,306	20,170,548
Diluted weighted average common shares outstanding	20,656,794	20,446,587
Cash dividends declared per common share	$0.3125	$0.3125

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2025	2024

Net income	$5,196	$4,236
Other comprehensive income, net of tax:
Foreign currency translation adjustments	10	42
Other comprehensive income	10	42
Comprehensive income	$5,206	$4,278

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2024	19,992,102	$2	$101,172	$62,597	$163,771
Net income	—	—	—	4,236	4,236
Issuance of restricted stock under the Equity Plan	396,771	—	—	—	—
Purchase of common stock for tax withholding	(151,026)	—	(2,428)	—	(2,428)
Amortization of stock-based compensation	—	—	1,148	—	1,148
Cash dividends declared	—	—	—	(6,600)	(6,600)
Cumulative translation adjustment	—	—	42	—	42
Balance at March 31, 2024	20,237,847	$2	$99,934	$60,233	$160,169

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2025	20,284,177	$2	$103,952	$50,792	$154,746
Net income	—	—	—	5,196	5,196
Issuance of restricted stock under the Equity Plan	453,081	—	—	—	—
Purchase of common stock for tax withholding	(172,567)	—	(2,843)	—	(2,843)
Amortization of stock-based compensation	—	—	1,270	—	1,270
Cash dividends declared	—	—	—	(6,641)	(6,641)
Cumulative translation adjustment	—	—	10	—	10
Balance at March 31, 2025	20,564,691	$2	$102,389	$49,347	$151,738

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2025	2024

Operating activities:
Net income	$5,196	$4,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	859	1,068
Deferred income tax expense	962	902
Stock-based compensation	1,270	1,148
Provisions for credit losses, service credits and other	220	272
Changes in assets and liabilities:
Accounts receivable	1,050	1,318
Prepaid expenses and other assets	446	779
Net operating lease liabilities	(8)	41
Accounts payable and other liabilities	(6,160)	(6,405)
Deferred revenue	(1,582)	(1,361)
Net cash provided by operating activities	2,253	1,998
Investing activities:
Purchases of property and equipment	(745)	(875)
Net cash used in investing activities	(745)	(875)
Financing activities:
Cash distributions to stockholders	(7,947)	(7,386)
Purchase of common stock for tax withholding on vested equity awards	(2,843)	(2,428)
Net cash used in financing activities	(10,790)	(9,814)
Effect of exchange rate on cash and cash equivalents	10	42
Net decrease in cash and cash equivalents	(9,272)	(8,649)
Cash and cash equivalents, beginning of period	29,145	31,989
Cash and cash equivalents, end of period	$19,873	$23,340
Supplemental disclosure:
Income taxes paid (refunded)	$(4)	$5

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
Amounts shown in the Condensed Consolidated Statements of Operations within the operating expense categories include cost of revenue exclusive of: research and development, technology operations, selling and marketing, general and administrative, severance and restructuring and depreciation and accretion. These items are shown separately to the extent that they are considered material for the periods presented.
The financial information included herein, other than the Condensed Consolidated Balance Sheet as of December 31, 2024, is unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from, but does not include all, the disclosures contained in the audited Consolidated Financial Statements as of and for the year ended December 31, 2024.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). The Condensed Consolidated Statements of Operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.
Use of Estimates
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate estimates and assumptions, including, but not limited to, those related to the impairment of long-lived assets, goodwill, accounts receivable allowances, revenue recognition, depreciation and accretion expense, asset retirement obligations and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 - RISKS AND OTHER IMPORTANT FACTORS
See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and "Item 1A. Risk Factors" of Part I of the 2024 Annual Report, which describe key risks associated with our operations and industry.
NOTE 3 - RECENT ACCOUNTING STANDARDS
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within segment profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted the ASU for the year ended December 31, 2024 and for interim periods beginning with the three months ended March 31, 2025. The ASU required additional disclosures but did not otherwise impact our Condensed Consolidated Financial Statements. Refer to Note 14, "Segment Information" for the inclusion of the required disclosures.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and the income taxes paid. The update is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2025.
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
NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are detailed in Note 1, “Organization and Significant Accounting Policies” of the 2024 Annual Report.
NOTE 5 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Wireless Revenue
Wireless revenue consists of two primary components: paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, sales of paging devices and charges for devices that are not returned and are net of anticipated credits. Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. See "Item 1. Business,” in the 2024 Annual Report for more details.
Software Revenue
Software revenue consists primarily of license and subscription revenues for our healthcare communications solutions, revenue from the sale of hardware that facilitates the use of our software solutions, professional services revenue related

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the implementation of our solutions, and maintenance revenue that is generated from the ongoing support of our software solutions or related hardware, typically contracted for a period of between one and three years.
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
Our wireless, professional services, and maintenance and subscription services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations that include wireless, maintenance, professional services - managed services and subscription services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services - projects, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred.
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024

Revenue:
Paging revenue	$17,607	$17,970
Product and other revenue	867	625
Wireless revenue	$18,474	$18,595

License	$2,631	$2,626
Professional services - projects	4,471	3,561
Professional services - managed services	1,315	464
Hardware	321	384
Maintenance	9,082	9,279
Software revenue	$17,820	$16,314
Total revenue	$36,294	$34,909

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is currently structured as a single operating (and reportable) segment, a clinical communication and collaboration business. Sales are assigned to subsidiaries based on the geographic location of the customer at the signing of a contract. The United States was the only country that accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2025, and 2024. Revenue generated in the United States and internationally consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024

United States	$35,563	$34,142
International	731	767
Total revenue	$36,294	$34,909
Deferred Revenues
Our deferred revenues represent payments made by, or due from, customers in advance of our performance. Deferred revenue that is expected to be recognized as revenue during the next twelve-month period is recorded in deferred revenue and the remaining portion is recorded within other non-current liabilities in the Condensed Consolidated Balance Sheets. Changes in the balance of total deferred revenue during the three months ended March 31, 2025, are as follows:

(Dollars in thousands)	December 31, 2024	Additions	Revenue Recognized	March 31, 2025

Deferred Revenue	$28,939	$16,184	$(17,766)	$27,357
During the three months ended March 31, 2025, the Company recognized $12.9 million related to amounts deferred as of December 31, 2024.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the three months ended March 31, 2025 are as follows:

(Dollars in thousands)	December 31, 2024	Additions	Commissions Recognized	March 31, 2025

Prepaid Commissions	$3,322	$1,113	$(893)	$3,542
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing in the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of consideration allocated to remaining performance obligations at March 31, 2025 was $63.2 million, which excludes $5.0 million of additional transaction value that was deemed cancellable by the customer without significant penalty. We expect to recognize approximately $36.5 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024

Operating lease cost	$764	$1,035
Short-term lease cost	2,015	2,452
Total lease cost	$2,779	$3,487

The following table presents supplemental cash flow information:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$771	$1,172
Right-of-use assets obtained in exchange for lease obligations	$38	$337

The following table presents the weighted average remaining lease term and discount rate:

	March 31,
(Dollars in thousands)	2025	2024

Weighted average remaining lease term - operating leases (in years)	4.20	4.50
Weighted average discount rate - operating leases	6.66%	6.05%
Maturities of lease liabilities as of March 31, 2025, were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2025 (remaining nine months)	$2,143
2026	2,464
2027	1,858
2028	1,310
2029	508
Thereafter	1,004
Total future lease payments	9,287
Imputed interest	(1,108)
Total	$8,179

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation and Accretion
Depreciation and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024

Depreciation
Leasehold improvements	$27	$36
Asset retirement costs	23	(104)
Paging and computer equipment	723	901
Furniture, fixtures and vehicles	64	61
Total depreciation	837	894
Accretion	22	174
Total depreciation and accretion expense	$859	$1,068
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.1 million at March 31, 2025, and $1.0 million at December 31, 2024. Accounts receivable, net includes $6.8 million and $6.4 million of unbilled receivables at March 31, 2025, and December 31, 2024, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	March 31, 2025	December 31, 2024

Leasehold improvements	lease term	$2,564	$2,430
Asset retirement costs	1-15	4,864	4,864
Paging and computer equipment	1-5	83,068	83,895
Furniture, fixtures and vehicles	3-5	2,504	2,570
Total property and equipment		93,000	93,759
Accumulated depreciation		(87,131)	(87,807)
Total property and equipment, net		$5,869	$5,952
NOTE 8 - GOODWILL
During the three months ended March 31, 2025, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance as of December 31, 2024	$549	$5,945	$6,494
Accretion	(148)	170	22
Amounts paid	(78)	—	(78)
Reclassifications	356	(356)	—
Balance as of March 31, 2025	$679	$5,759	$6,438
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024.
The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities is expected to accrete to a total liability of $12.6 million. The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assuming the underlying leases continue to be renewed to that future date. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method.
NOTE 10 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At March 31, 2025, and December 31, 2024, we had no stock options outstanding.
At March 31, 2025, and December 31, 2024, there were 20,564,691 and 20,284,177 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.
Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025, and 2024, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on restricted stock and RSUs have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2025 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 26, 2025	March 14, 2025	March 31, 2025	$0.3125	$6,641
Total			$0.3125	$6,641
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs"), unvested restricted stock and unvested RSUs.
On April 30, 2025, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of May 23, 2025 and a payment date of June 24, 2025. Cash dividends related to common stock of approximately $6.4 million will be paid from available cash on hand.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the three months ended March 31, 2025, the Company did not repurchase any shares of common stock.
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
The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2025	2024

Numerator:
Net income	$5,196	$4,236

Denominator:
Basic weighted average common shares outstanding	20,440,306	20,170,548
Diluted weighted average common shares outstanding	20,656,794	20,446,587
Basic and diluted net income per common share	$0.25	$0.21
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the 2020 Equity Plan from January 1, 2025, through March 31, 2025:

Activity

Total equity securities available at January 1, 2025	962,044
RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(350,584)
Total equity securities available at March 31, 2025	611,460
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the 2020 Equity Plan for the three months ended March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2025	928,522	$10.81
Granted	353,002	14.91
Vested	(453,365)	9.50
Forfeited	(2,418)	15.85
Unvested at March 31, 2025	825,741	$13.27
Of the 825,741 unvested RSUs, DSUs and restricted stock outstanding at March 31, 2025, 430,008 RSUs include contingent performance requirements for vesting purposes. At March 31, 2025, there was $6.8 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.9 years.
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
For the three months ended March 31, 2025 and 2024, no shares of the Company's stock were purchased. The following table summarizes the activities under the ESPP from January 1, 2025 through March 31, 2025:

Activity

Total ESPP equity securities available at January 1, 2025	88,007
ESPP common stock purchased by eligible employees	—
Total ESPP equity securities available at March 31, 2025	88,007

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
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024

Performance-based RSUs	$489	$461
Time-based RSUs, DSUs and restricted stock	756	667
ESPP	25	20
Total stock-based compensation	$1,270	$1,148
NOTE 11 - INCOME TAXES
Spok files a consolidated United States federal income tax return and income tax returns in various state, local and foreign jurisdictions as required.
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
For 2025, the anticipated effective income tax rate is expected to continue to differ from the federal statutory rate of 21%, primarily due to the effect of state income taxes, permanent differences between book and taxable income, and certain discrete items.
We had total net deferred income tax assets ("DTAs") of $40.7 million and $41.7 million as of March 31, 2025, and December 31, 2024, respectively. We had a valuation allowance of $2.3 million as of both March 31, 2025, and December 31, 2024.
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
NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the three months ended March 31, 2025, to the commitments and contingencies previously reported in the 2024 Annual Report.

NOTE 13 - RELATED PARTIES
A member of our Board of Directors serves as EVP and Chief Information Officer for an entity that is also a customer of the Company. For the three months ended March 31, 2025 and 2024, we recognized revenues of $0.4 million related to the contracts from the entity at which the individual is employed.
NOTE 14 - SEGMENT INFORMATION
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
The accounting policies of the clinical communications and collaboration solutions segment is the same as those described in the summary of significant accounting policies disclosed in Note 1, “Organization and Significant Accounting Policies” of the 2024 Annual Report. The CODM evaluates the performance of the clinical communications and collaboration segment based on net income that is also reported on the Condensed Consolidated Statements of Operations as consolidated net income.
Significant expenses within net income include cost of revenue, research and development, technology operations, selling and marketing, and general and administrative expenses, which are each separately presented on the Company’s Condensed Consolidated Statements of Operations. Other segment items within net income include interest and other income (expense) and provision for income taxes on the Condensed Consolidated Statements of Operations.
The measurement of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. Depreciation and accretion details are tabulated in Note 7, "Condensed Consolidated Financial Statements' Components." An immaterial amount of long-lived assets, were held outside of the United States as of March 31, 2025 and 2024.
The principal category we use to disaggregate revenues is the nature of our products and services, as presented in Note 5, "Revenue, Deferred Revenue and Prepaid Commissions." All our revenues are derived from external customers. The table summarizing the disaggregation of the revenue by geography is disclosed in Note 5 , "Revenue, Deferred Revenue and Prepaid Commissions."
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
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those discussed in this section and "Risk Factors" below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report"). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.

The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that it will file with the SEC. Also note that, in the 2024 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok's business, statement of operations or financial condition, subsequent to the filing of this Quarterly Report.
Overview
The following MD&A is intended to help the reader understand the results of operations and financial condition of Spok. This MD&A is provided as a supplement to, and should be read in conjunction with, our 2024 Annual Report and our unaudited Condensed Consolidated Financial Statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to Condensed Consolidated Financial Statements.
Spok, acting through its indirect wholly owned operating subsidiary, Spok, Inc., delivers smart, reliable clinical communication and collaboration solutions to organizations, primarily in the United States healthcare industry, to help protect the health, well-being and safety of individuals. Organizations rely on Spok for workflow improvement, secure messaging, paging services, contact center optimization and public safety response.
Business
See Note 1, "Organization and Significant Accounting Policies" in Item 1 of Part I of this Quarterly Report and Item 1. "Business" of Part I of the 2024 Annual Report, which describe our business in further detail.

Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	Total	%

Revenue:
Wireless revenue	$18,474	$18,595	$(121)	(0.7)%
Software revenue	17,820	16,314	1,506	9.2%
Total revenue	36,294	34,909	1,385	4.0%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,212	7,139	73	1.0%
Research and development	3,055	2,951	104	3.5%
Technology operations	5,850	6,299	(449)	(7.1)%
Selling and marketing	4,845	4,149	696	16.8%
General and administrative	8,398	7,984	414	5.2%
Depreciation and accretion	859	1,068	(209)	(19.6)%
Severance and restructuring	57	428	(371)	(86.7)%
Total operating expenses	30,276	30,018	258	0.9%
Operating income	6,018	4,891	1,127	23.0%
Interest income	219	254	(35)	(13.8)%
Other income (expense)	22	(2)	24	(1,200.0)%
Income before income taxes	6,259	5,143	1,116	21.7%
Provision for income taxes	(1,063)	(907)	(156)	17.2%
Net income	$5,196	$4,236	$960	22.7%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	418	392	26	6.6%
Active transmitters	2,966	3,165	(199)	(6.3)%
Revenue
We offer a focused suite of unified clinical communications and collaboration solutions that include call center applications, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety solutions.
We develop, sell and support enterprise-wide systems for healthcare, government, large enterprise and other organizations needing to automate, centralize and standardize their approach to clinical and critical communications and collaboration. Our solutions can be found in prominent hospitals, large government agencies, leading public safety institutions, colleges and universities, large hotels, resorts and casinos, and well-known manufacturers. Our primary market is the healthcare provider industry, particularly hospitals. While we have historically identified hospitals with 200 or more beds as the primary targets for our software solutions, as well as our paging services, we have expanded our focus to include smaller hospitals with shorter sales cycles, including academic medical centers.
Revenue generated by wireless messaging services (including voice mail, personalized greetings, message storage and retrieval, equipment, maintenance plans and/or equipment loss protection for both one-way and two-way messaging subscribers) is presented as wireless revenue in our Condensed Consolidated Statements of Operations. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment procured by us from third parties (to be used in conjunction with our software), and post-contract support (ongoing maintenance), is presented as software revenue in our Condensed Consolidated Statements of Operations. Our software is licensed to end users under an industry standard software license agreement.

Refer to Note 5, "Revenue, Deferred Revenue and Prepaid Commissions" in the Notes to Condensed Consolidated Financial Statements for additional information on our wireless and software revenue streams.
The table below details revenue for the periods stated:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	Total	%

Revenue - wireless:
Paging revenue	$17,607	$17,970	$(363)	(2.0)%
Product and other revenue	867	625	242	38.7%
Total wireless revenue	18,474	18,595	(121)	(0.7)%

Revenue - software:
License	2,631	2,626	5	0.2%
Professional services - projects	4,471	3,561	910	25.6%
Professional services - managed services	1,315	464	851	183.4%
Hardware	321	384	(63)	(16.4)%
Maintenance revenue	9,082	9,279	(197)	(2.1)%
Total software revenue	17,820	16,314	1,506	9.2%
Total revenue	$36,294	$34,909	$1,385	4.0%
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
The decrease in wireless revenue for the three months ended March 31, 2025, as compared to the same period in 2024, reflects a decrease in paging revenue, primarily driven by , compared to the same period in the secular decrease in our wireless units in service, from 753 thousand units as of March 31, 2024 to 705 thousand units as of March 31, 2025. This decrease was partially offset by an increase in ARPU, as a result of price increases initiated in September 2024. For the three months ended March 31, 2025, ARPU was $8.24 as compared to $7.89 for the same period in 2024. The decrease in paging revenue was partially offset by an increase in product revenue, driven by the pricing increase on one-time fees assessed for pagers not returned at contract termination, implemented in early 2025. Product revenue includes one-time fees when customers cancel our services and is highly variable as the fees are charged to customers when pagers are disconnected and the customer is unable to return the units.
We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.

The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended March 31,			Change Due To:
(in thousands)	2025	2024	Change	ARPU	Units

Paging revenue	$17,607	$17,970	$(363)	$746	$(1,109)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings, such as encrypted paging and Spok Mobile with a pager number, to increase our revenue potential. These service offerings, along with the nominal increases in the standard rate, are designed to mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers with the highest value possible.
Software Revenue
Software revenue consists primarily of license and subscription revenues for our healthcare communications solutions, revenue from the sale of hardware that facilitates the use of our software solutions, professional services revenue related to the implementation of our solutions, and maintenance revenue that is generated from the ongoing support of our software solutions or related hardware, typically contracted for a period of between one and three years.
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
Software revenue increased during the three months ended March 31, 2025, compared to the same period in 2024. The increase is primarily due to increases in professional services revenue, resulting from increased sales and the ratable benefit from our managed services offering as well as additional hiring efforts over the last 12 months as we aligned staffing levels with our backlog which have grown as a result of our operations bookings results.
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
The following is a review of our operating expense categories for the three months ended March 31, 2025, and 2024.
Technology operations: decreased by $0.4 million, or 7.1%, for the three months ended March 31, 2025, compared to 2024. The decrease was driven by a reduction in the number of active transmitters, resulting from our network rationalization efforts. The number of active transmitters, which directly affects our telecommunications and site rent expenses, declined 6.3% from March 31, 2024 to March 31, 2025. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks.
Selling and marketing: increased by $0.7 million, or 16.8%, for the three months ended March 31, 2025, compared to 2024. The increase was primarily driven by additional headcount, higher advertising and events expenses due to increased trade show participation and overall travel, and higher commissions related to software operations bookings compared to the same period in 2024.
General and administrative: increased by $0.4 million, or 5.2%, for the three months ended March 31, 2025, compared to 2024. The increase was primarily driven by the timing of certain technology and outside services costs related to maintaining compliance with regulations compared to the same period in 2024.
Income taxes: Provision for income taxes was $1.1 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. Provision for income taxes increased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to the effect of the anticipated annual effective tax rate change resulting from certain permanent tax differences, estimated research and development tax credits and related valuation allowance, and certain discrete items. Further details can be found in Note 11, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of March 31, 2025, we held cash and cash equivalents of $19.9 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. We maintain a majority of our cash and cash equivalents in accounts with major United States and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at March 31, 2025, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024

Net cash provided by operating activities	$2,253	$1,998	$255
Net cash used in investing activities	(745)	(875)	130
Net cash used in financing activities	(10,790)	(9,814)	(976)
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
For the three months ended March 31, 2025, and March 31, 2024, net cash provided by operating activities was $2.3 million, and $2.0 million, respectively, primarily due to an increase in cash received from customers, partially offset by cash payments for cost of revenues and operating expenses.
Investing Activities
For the three months ended March 31, 2025, and 2024, net cash used in investing activities was $0.7 million and $0.9 million, respectively. Net cash used in investing activities reflects purchases of property and equipment.

Financing Activities
For the three months ended March 31, 2025, and 2024, net cash used in financing activities was $10.8 million and $9.8 million, respectively, primarily due to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
On April 30, 2025, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of May 23, 2025 and a payment date of June 24, 2025. This cash dividend of approximately $6.4 million, applicable to our common stock outstanding, will be paid from available cash on hand.
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
The following table provides the Company's significant commitments and contractual obligations as of March 31, 2025:

	Payments Due by Period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$9,761	$3,201	$4,065	$1,515	$980
Unconditional purchase obligations	4,589	2,218	2,371	—	—
Total contractual obligations	$14,350	$5,419	$6,436	$1,515	$980
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

There have been no changes to the critical accounting policies reported in the 2024 Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2025, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Item 1A. Risk Factors” of Part I of the 2024 Annual Report have not materially changed during the three months ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended March 31, 2025.
ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit/Appendix	Filing Date	Filed/Furnished Herewith
10.1†	Spok Holdings, Inc. 2025 Short-Term Incentive Plan	10-K	001-32358	10.14	2/27/2025	Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema*					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation*					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition*					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels*					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation*					Filed
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101					Filed

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: May 1, 2025	/s/ Calvin C. Rice
	Name:	Calvin C. Rice
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)