Form 10-Q
period 2025-06-30
Spok Holdings, Inc
filed 2025-07-31
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
20,590,924 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of July 25, 2025.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$20,242	$29,145
Accounts receivable, net	25,819	21,950
Prepaid expenses	9,620	9,362
Other current assets	794	840
Total current assets	56,475	61,297
Non-current assets:
Property and equipment, net	6,083	5,952
Operating lease right-of-use assets	7,317	8,249
Goodwill	99,175	99,175
Deferred income tax assets, net	39,088	41,686
Other non-current assets	532	744
Total non-current assets	152,195	155,806
Total assets	$208,670	$217,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,836	$5,630
Accrued compensation and benefits	5,877	7,363
Deferred revenue	28,541	28,366
Operating lease liabilities	2,779	2,904
Other current liabilities	4,411	4,511
Total current liabilities	45,444	48,774
Non-current liabilities:
Asset retirement obligations	5,760	5,945
Operating lease liabilities	5,056	5,869
Other non-current liabilities	1,474	1,769
Total non-current liabilities	12,290	13,583
Total liabilities	57,734	62,357
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	105,528	105,736
Accumulated other comprehensive loss	(1,762)	(1,784)
Retained earnings	47,168	50,792
Total stockholders’ equity	150,936	154,746
Total liabilities and stockholders' equity	$208,670	$217,103

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands except share and per share amounts)	2025	2024	2025	2024

Revenue:
Wireless revenue	$18,440	$18,297	$36,914	$36,892
Software revenue	17,246	15,685	35,066	31,999
Total revenue	35,686	33,982	71,980	68,891
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,331	7,163	14,543	14,302
Research and development	3,024	3,176	6,079	6,127
Technology operations	5,895	6,181	11,745	12,480
Selling and marketing	4,267	3,506	9,112	7,655
General and administrative	8,903	8,067	17,301	16,051
Depreciation and accretion	854	1,067	1,713	2,135
Severance and restructuring	20	348	77	776
Total operating expenses	30,294	29,508	60,570	59,526
Operating income	5,392	4,474	11,410	9,365
Interest income	256	391	475	645
Other income (expense)	734	(14)	756	(16)
Income before income taxes	6,382	4,851	12,641	9,994
Provision for income taxes	(1,830)	(1,426)	(2,893)	(2,333)
Net income	$4,552	$3,425	$9,748	$7,661
Basic net income per common share	$0.22	$0.17	$0.48	$0.38
Diluted net income per common share	$0.22	$0.17	$0.47	$0.37
Basic weighted average common shares outstanding	20,580,044	20,252,452	20,510,561	20,211,500
Diluted weighted average common shares outstanding	20,750,971	20,473,751	20,746,786	20,500,335
Cash dividends declared per common share	$0.3125	$0.3125	$0.6250	$0.6250

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands)	2025	2024	2025	2024

Net income	$4,552	$3,425	$9,748	$7,661
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12	(48)	22	(6)
Other comprehensive income (loss)	12	(48)	22	(6)
Comprehensive income	$4,564	$3,377	$9,770	$7,655

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2024	19,992,102	$2	$101,172	$62,597	$163,771
Net income	—	—	—	4,236	4,236
Issuance of restricted stock under the Equity Plan	396,771	—	—	—	—
Purchase of common stock for tax withholding	(151,026)	—	(2,428)	—	(2,428)
Amortization of stock-based compensation	—	—	1,148	—	1,148
Cash dividends declared	—	—	—	(6,600)	(6,600)
Cumulative translation adjustment	—	—	42	—	42
Balance at March 31, 2024	20,237,847	$2	$99,934	$60,233	$160,169
Net income	—	—	—	3,425	3,425
Amortization of stock-based compensation	—	—	1,159	—	1,159
Cash dividends declared	—	—	—	(6,624)	(6,624)
Issuance of restricted stock under the Equity Plan	17,768	—	131	—	131
Cumulative translation adjustment	—	—	(48)	—	(48)
Balance at June 30, 2024	20,255,615	$2	$101,176	$57,034	$158,212

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2025	20,284,177	$2	$103,952	$50,792	$154,746
Net income	—	—	—	5,196	5,196
Issuance of restricted stock under the Equity Plan	453,081	—	—	—	—
Purchase of common stock for tax withholding	(172,567)	—	(2,843)	—	(2,843)
Amortization of stock-based compensation	—	—	1,270	—	1,270
Cash dividends declared	—	—	—	(6,641)	(6,641)
Cumulative translation adjustment	—	—	10	—	10
Balance at March 31, 2025	20,564,691	$2	$102,389	$49,347	$151,738
Net income	—	—	—	4,552	4,552
Issuance of restricted stock under the Equity Plan	7,605	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	11,558	—	142	—	142
Amortization of stock-based compensation	—	—	1,223	—	1,223
Cash dividends declared	—	—	—	(6,731)	(6,731)
Cumulative translation adjustment	—	—	12	—	12
Balance at June 30, 2025	20,583,854	$2	$103,766	$47,168	$150,936

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(Unaudited and in thousands)	2025	2024

Operating activities:
Net income	$9,748	$7,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	1,713	2,135
Deferred income tax expense	2,615	2,313
Stock-based compensation	2,493	2,307
Gain on sale of domain name	(701)	—
Provisions for credit losses, service credits and other	539	262
Changes in assets and liabilities:
Accounts receivable	(4,415)	223
Prepaid expenses and other assets	(18)	(1,232)
Net operating lease liabilities	(6)	(11)
Accounts payable and other liabilities	(3,201)	(3,046)
Deferred revenue	523	(1,192)
Net cash provided by operating activities	9,290	9,420
Investing activities:
Purchases of property and equipment	(1,791)	(1,516)
Proceeds from sale of domain name	701	—
Net cash used in investing activities	(1,090)	(1,516)
Financing activities:
Cash distributions to stockholders	(14,424)	(13,715)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	142	131
Purchase of common stock for tax withholding on vested equity awards	(2,843)	(2,428)
Net cash used in financing activities	(17,125)	(16,012)
Effect of exchange rate on cash and cash equivalents	22	(6)
Net decrease in cash and cash equivalents	(8,903)	(8,114)
Cash and cash equivalents, beginning of period	29,145	31,989
Cash and cash equivalents, end of period	$20,242	$23,875
Supplemental disclosure:
Income taxes paid	$114	$241

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
NOTE 3 - RECENT ACCOUNTING STANDARDS
Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and the income taxes paid. The update is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2025.
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
Software Revenue
Software revenue consists primarily of license revenues, including revenues from our perpetual and term software license arrangements, revenue from the sale of hardware that facilitates the use of our software solutions, professional services revenue related to the implementation of our solutions, and maintenance and subscription revenue that is generated from the ongoing support of our perpetual and term software license arrangements, typically contracted for a period of between one and three years.
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
Our wireless, professional services, and maintenance and subscription services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations that include wireless, maintenance and subscription, and professional services - managed services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services - projects, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred.
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024

Revenue:
Paging revenue	$17,192	$17,633	$34,799	$35,603
Product and other revenue	1,248	664	2,115	1,289
Wireless revenue	$18,440	$18,297	$36,914	$36,892

License	$2,394	$1,697	$5,025	$4,323
Professional services - projects	3,831	3,682	8,302	7,243
Professional services - managed services	1,520	604	2,835	1,068
Hardware	376	334	697	718
Maintenance and subscription	9,125	9,368	18,207	18,647
Software revenue	$17,246	$15,685	$35,066	$31,999
Total revenue	$35,686	$33,982	$71,980	$68,891
The Company is currently structured as a single operating (and reportable) segment, a clinical communication and collaboration business. Sales are assigned to subsidiaries based on the geographic location of the customer at the signing of a contract. The United States was the only country that accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2025, and 2024. Revenue generated in the United States and internationally consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024

United States	$35,104	$33,302	$70,667	$67,444
International	582	680	1,313	1,447
Total revenue	$35,686	$33,982	$71,980	$68,891
Deferred Revenue
Our deferred revenue represents payments made by, or due from, customers in advance of our performance. Deferred revenue that is expected to be recognized as revenue during the next 12-month period is recorded in deferred revenue, and the remaining portion is recorded within other non-current liabilities in the Condensed Consolidated Balance Sheets.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the balance of total deferred revenue during the six months ended June 30, 2025, are as follows:

(Dollars in thousands)	December 31, 2024	Additions	Revenue Recognized	June 30, 2025

Deferred Revenue	$28,939	$35,527	$(35,004)	$29,462
During the six months ended June 30, 2025, the Company recognized $18.9 million related to amounts deferred as of December 31, 2024.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the six months ended June 30, 2025 are as follows:

(Dollars in thousands)	December 31, 2024	Additions	Commissions Recognized	June 30, 2025

Prepaid Commissions	$3,322	$2,407	$(1,935)	$3,794
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing in the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of consideration allocated to remaining performance obligations at June 30, 2025 was $65.2 million, which excludes $10.1 million of additional transaction value that was deemed cancellable by the customer without significant penalty. We expect to recognize approximately $38.1 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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
Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024

Operating lease cost	$738	$1,015	$1,502	$2,050
Short-term lease cost	1,918	2,449	3,933	4,901
Total lease cost	$2,656	$3,464	$5,435	$6,951

The following table presents supplemental cash flow information:

	For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,508	$2,416
Right-of-use assets obtained in exchange for lease obligations	$300	$755

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the weighted average remaining lease term and discount rate:

(Dollars in thousands)	June 30, 2025	December 31, 2024

Weighted average remaining lease term - operating leases (in years)	4.00	4.30
Weighted average discount rate - operating leases	6.67%	6.56%
Maturities of lease liabilities as of June 30, 2025, were as follows:

For the Year Ending December 31,	(Dollars in thousands)

2025 (remaining six months)	$1,454
2026	2,554
2027	1,950
2028	1,359
2029	521
Thereafter	1,010
Total future lease payments	8,848
Imputed interest	(1,013)
Total	$7,835
NOTE 7 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation and Accretion
Depreciation and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024

Depreciation
Leasehold improvements	$25	$39	$52	$75
Asset retirement costs	23	(104)	46	(208)
Paging and computer equipment	718	877	1,441	1,778
Furniture, fixtures and vehicles	65	80	129	141
Total depreciation	831	892	1,668	1,786
Accretion	23	175	45	349
Total depreciation and accretion expense	$854	$1,067	$1,713	$2,135
Other Income (Expense)
For the three and six months ended June 30, 2025, the Company recognized total Other income (expense) of $0.7 million and $0.8 million respectively, compared to negligible amounts in the same periods in 2024. The other income primarily includes gain of $0.7 million from the sale of a domain name.
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $0.8 million at June 30, 2025, and $1.0 million at December 31, 2024. Accounts receivable, net includes $6.6 million and $6.4 million of unbilled receivables at June 30, 2025, and December 31, 2024, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	June 30, 2025	December 31, 2024

Leasehold improvements	lease term	$2,564	$2,430
Asset retirement costs	1-15	4,864	4,864
Paging and computer equipment	1-5	82,526	83,895
Furniture, fixtures and vehicles	3-5	2,565	2,570
Total property and equipment		92,519	93,759
Accumulated depreciation		(86,436)	(87,807)
Total property and equipment, net		$6,083	$5,952
NOTE 8 - GOODWILL
During the three months ended June 30, 2025, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.
NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance as of December 31, 2024	$549	$5,945	$6,494
Accretion	(296)	341	45
Amounts paid	(208)	—	(208)
Reclassifications	526	(526)	—
Balance as of June 30, 2025	$571	$5,760	$6,331
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024.
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
At June 30, 2025, and December 31, 2024, we had no stock options outstanding.
At June 30, 2025, and December 31, 2024, there were 20,583,854 and 20,284,177 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025, and 2024, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on restricted stock and RSUs have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2025 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 26, 2025	March 14, 2025	March 31, 2025	$0.3125	$6,641
April 30, 2025	May 23, 2025	June 24, 2025	0.3125	6,731
Total			$0.6250	$13,372
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs"), unvested restricted stock and unvested RSUs.
On July 30, 2025, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of August 19, 2025 and a payment date of September 9, 2025. Cash dividends related to common stock of approximately $6.4 million will be paid from available cash on hand.
Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the six months ended June 30, 2025, the Company did not repurchase any shares of common stock.
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
The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2025	2024	2025	2024

Numerator:
Net income	$4,552	$3,425	$9,748	$7,661

Denominator:
Basic weighted average common shares outstanding	20,580,044	20,252,452	20,510,561	20,211,500
Diluted weighted average common shares outstanding	20,750,971	20,473,751	20,746,786	20,500,335
Basic net income per common share	$0.22	$0.17	$0.48	$0.38
Diluted net income per common share	$0.22	$0.17	$0.47	$0.37

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
The following table summarizes the activities under the 2020 Equity Plan from January 1, 2025, through June 30, 2025:

Activity

Total equity securities available at January 1, 2025	962,044
RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(354,820)
Total equity securities available at June 30, 2025	607,224
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the 2020 Equity Plan for the six months ended June 30, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2025	928,522	$10.81
Granted	365,430	14.95
Vested	(461,200)	9.61
Forfeited	(10,610)	13.21
Unvested at June 30, 2025	822,142	$13.29
Of the 822,142 unvested RSUs, DSUs and restricted stock outstanding at June 30, 2025, 428,250 RSUs include contingent performance requirements for vesting purposes. At June 30, 2025, there was $5.7 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.
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
For the six months ended June 30, 2025, 11,558 shares of the Company's stock were purchased, compared to 9,933 shares purchased during the same period in 2024. The following table summarizes the activities under the ESPP from January 1, 2025 through June 30, 2025:

Activity

Total ESPP equity securities available at January 1, 2025	88,007
ESPP common stock purchased by eligible employees	(11,558)
Total ESPP equity securities available at June 30, 2025	76,449
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
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024

Performance-based RSUs	$457	$458	$946	$919
Time-based RSUs, DSUs and restricted stock	742	679	1,498	1,346
ESPP	24	22	49	42
Total stock-based compensation	$1,223	$1,159	$2,493	$2,307

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
We had total net deferred income tax assets ("DTAs") of $39.1 million and $41.7 million as of June 30, 2025, and December 31, 2024, respectively. We had a valuation allowance of $1.8 million and $2.3 million as of June 30, 2025, and December 31, 2024, respectively.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. We are in the process of evaluating the impact of OBBBA on our Consolidated Financial Statement disclosures.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the six months ended June 30, 2025, to the commitments and contingencies previously reported in the 2024 Annual Report.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors serves as EVP and Chief Information Officer for an entity that is also a customer of the Company. For the three months ended June 30, 2025 and 2024, we recognized revenues of $0.8 million and $0.4 million, respectively, related to the contracts from the entity at which the individual is employed. For the six months ended June 30, 2025 and 2024, we recognized revenues of $1.2 million and $0.8 million, respectively, related to contracts from the entity at which the individual is employed. We had $0.5 million and negligible amounts of outstanding receivables related to these contracts included in accounts receivable, net on the Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, respectively. The outstanding receivables were settled in July 2025.

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
The measurement of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. Depreciation and accretion details are tabulated in Note 7, "Condensed Consolidated Financial Statements' Components." An immaterial amount of long-lived assets were held outside of the United States as of June 30, 2025 and 2024.
The principal category we use to disaggregate revenues is the nature of our products and services, as presented in Note 5, "Revenue, Deferred Revenue and Prepaid Commissions." All our revenues are derived from external customers. The table summarizing the disaggregation of the revenue by geography is disclosed in Note 5, "Revenue, Deferred Revenue and Prepaid Commissions."
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

Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	Total	%	2025	2024	Total	%

Revenue:
Wireless revenue	$18,440	$18,297	$143	0.8%	$36,914	$36,892	$22	0.1%
Software revenue	17,246	15,685	1,561	10.0%	35,066	31,999	3,067	9.6%
Total revenue	35,686	33,982	1,704	5.0%	71,980	68,891	3,089	4.5%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,331	7,163	168	2.3%	14,543	14,302	241	1.7%
Research and development	3,024	3,176	(152)	(4.8)%	6,079	6,127	(48)	(0.8)%
Technology operations	5,895	6,181	(286)	(4.6)%	11,745	12,480	(735)	(5.9)%
Selling and marketing	4,267	3,506	761	21.7%	9,112	7,655	1,457	19.0%
General and administrative	8,903	8,067	836	10.4%	17,301	16,051	1,250	7.8%
Depreciation and accretion	854	1,067	(213)	(20.0)%	1,713	2,135	(422)	(19.8)%
Severance and restructuring	20	348	(328)	(94.3)%	77	776	(699)	(90.1)%
Total operating expenses	30,294	29,508	786	2.7%	60,570	59,526	1,044	1.8%
Operating income	5,392	4,474	918	20.5%	11,410	9,365	2,045	21.8%
Interest income	256	391	(135)	(34.5)%	475	645	(170)	(26.4)%
Other income (expense)	734	(14)	748	(5,342.9)%	756	(16)	772	(4,825.0)%
Income before income taxes	6,382	4,851	1,531	31.6%	12,641	9,994	2,647	26.5%
Provision for income taxes	(1,830)	(1,426)	(404)	28.3%	(2,893)	(2,333)	(560)	24.0%
Net income	$4,552	$3,425	$1,127	32.9%	$9,748	$7,661	$2,087	27.2%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	419	398	21	5.3%
Active transmitters	2,925	3,101	(176)	(5.7)%
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
The table below details revenue for the periods stated:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	Total	%	2025	2024	Total	%

Revenue - wireless:
Paging revenue	$17,192	$17,633	$(441)	(2.5)%	$34,799	$35,603	$(804)	(2.3)%
Product and other revenue	1,248	664	584	88.0%	2,115	1,289	826	64.1%
Total wireless revenue	18,440	18,297	143	0.8%	36,914	36,892	22	0.1%

Revenue - software:
License	2,394	1,697	697	41.1%	5,025	4,323	702	16.2%
Professional services - projects	3,831	3,682	149	4.0%	8,302	7,243	1,059	14.6%
Professional services - managed services	1,520	604	916	151.7%	2,835	1,068	1,767	165.4%
Hardware	376	334	42	12.6%	697	718	(21)	(2.9)%
Maintenance and subscription	9,125	9,368	(243)	(2.6)%	18,207	18,647	(440)	(2.4)%
Total software revenue	17,246	15,685	1,561	10.0%	35,066	31,999	3,067	9.6%
Total revenue	$35,686	$33,982	$1,704	5.0%	$71,980	$68,891	$3,089	4.5%
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
Wireless revenue increased during the three and six months ended June 30, 2025, compared to the same periods in 2024, due to an increase in product and other revenue. Product and other revenue includes one-time fees for customers that cancel our services and do not return their equipment within the allotted time-frame, as contractually required. We implemented a price increase on these fees in early 2025, and we expect this will continue to benefit wireless revenue for the remainder of 2025, as compared to 2024. The increases in product and other revenue were partially offset by decreases in paging revenue. The decreases in paging revenue were primarily driven by the secular decrease in our wireless units in service, partially offset by an increase in ARPU, as a result of price increases initiated in September 2024.
Wireless units in service decreased from 747 thousand units as of June 30, 2024 to 694 thousand units as of June 30, 2025. For the three months ended June 30, 2025, ARPU was $8.20, compared to $7.84 for the same period in 2024. For the six months ended June 30, 2025, ARPU was $8.21, compared to $7.85 for the same period in 2024.

We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.
The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended June 30,			Change Due To:
(in thousands)	2025	2024	Change	ARPU	Units

Paging revenue	$17,192	$17,633	$(441)	$758	$(1,199)

	For the Six Months Ended June 30,			Change Due To:
(in thousands)	2025	2024	Change	ARPU	Units

Paging revenue	$34,799	$35,603	$(804)	$1,519	$(2,323)
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
Software Revenue
Software revenue consists primarily of license revenues, including revenues from our perpetual and term software license arrangements, revenue from the sale of hardware that facilitates the use of our software solutions, professional services revenue related to the implementation of our solutions, and maintenance and subscription revenue that is generated from the ongoing support of our perpetual and term software license arrangements, typically contracted for a period of between one and three years.
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
Software revenue increased during the three and six months ended June 30, 2025, compared to the same periods in 2024. The increases are primarily due to increases in license revenue, resulting from increased sales, and in professional services revenue. The growth in our backlog has allowed us to continue hiring efforts over the last 12 months as we seek to balance staffing levels with a growing backlog driven by increasing sales. Additionally, our managed services offering has continued to grow providing additional stability to a revenue stream that has historically been highly dependent on individual project factors, because of its even revenue recognition over the contractual term.
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
The following is a review of our operating expense categories for the three and six months ended June 30, 2025, and 2024.
Technology operations: decreased by $0.3 million, or 4.6%, for the three months ended June 30, 2025, and $0.7 million, or 5.9%, for the six months ended June 30, 2025, compared to the same periods in 2024. The decreases were driven by a reduction in the number of active transmitters, resulting from our network rationalization efforts. The number of active transmitters, which directly affects our telecommunications and site rent expenses, declined 5.7% from June 30, 2024 to June 30, 2025. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks.
Selling and marketing: increased by $0.8 million, or 21.7%, for the three months ended June 30, 2025, and $1.5 million, or 19.0%, for the six months ended June 30, 2025, compared to the same periods in 2024. Compared to the same periods in 2024, the increases were primarily driven by additional headcount, higher advertising and events expenses due to increased trade show participation and overall travel, and higher commissions. The increase in commissions is related to the one-time benefit recorded in the second quarter of 2024 to adjust for commissions expense that was previously expensed as incurred.
General and administrative: increased by $0.8 million, or 10.4%, for the three months ended June 30, 2025, and $1.3 million, or 7.8%, for the six months ended June 30, 2025, compared to the same periods in 2024. The increases were primarily driven by technology costs, bad debt (largely attributable to benefits in 2024 that were not repeated in 2025), compensation costs, and the timing of costs related to compliance compared to the same periods in 2024.
Other income (expense): Other income was $0.7 million and $0.8 million, for the three and six months ended June 30, 2025, respectively, compared to negligible amounts in the same periods in 2024, primarily due to the gain on sale of a domain name for $0.7 million in the second quarter of 2025.
Income taxes: Provision for income taxes was $1.8 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. Provision for income taxes was $2.9 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively. Provision for income taxes increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to the effect of the anticipated annual effective tax rate change resulting from certain permanent tax differences, estimated research and development tax credits and related valuation allowance, and certain discrete items. Further details can be found in Note 11, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Cash and Cash Equivalents
As of June 30, 2025, we held cash and cash equivalents of $20.2 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. We maintain a majority of our cash and cash equivalents in accounts with major United States and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at June 30, 2025, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024

Net cash provided by operating activities	$9,290	$9,420	$(130)
Net cash used in investing activities	(1,090)	(1,516)	426
Net cash used in financing activities	(17,125)	(16,012)	(1,113)

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
For the six months ended June 30, 2025, and June 30, 2024, net cash provided by operating activities was $9.3 million, and $9.4 million, respectively, primarily due to an increase in cash received from customers, partially offset by cash payments for cost of revenues and operating expenses.
Investing Activities
For the six months ended June 30, 2025, and 2024, net cash used in investing activities was $1.1 million and $1.5 million, respectively. Net cash used in investing activities reflects purchases of property and equipment. For the six months ended June 30, 2025, the net cash also includes proceeds from the sale of a domain name.
Financing Activities
For the six months ended June 30, 2025, and 2024, net cash used in financing activities was $17.1 million and $16.0 million, respectively, primarily due to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
On July 30, 2025, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of August 19, 2025 and a payment date of September 9, 2025. This cash dividend of approximately $6.4 million, applicable to our common stock outstanding, will be paid from available cash on hand.
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

The following table provides the Company's significant commitments and contractual obligations as of June 30, 2025:

	Payments Due by Period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$9,386	$3,269	$3,906	$1,400	$811
Unconditional purchase obligations	4,142	2,173	1,962	7	—
Total contractual obligations	$13,528	$5,442	$5,868	$1,407	$811
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2025, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Item 1A. Risk Factors” of Part I of the 2024 Annual Report have not materially changed during the six months ended June 30, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended June 30, 2025.
ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SPOK HOLDINGS, INC.

Dated: July 31, 2025	/s/ Calvin C. Rice
	Name:	Calvin C. Rice
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)