Form 10-Q
period 2025-09-30
Spok Holdings, Inc
filed 2025-10-30
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
20,598,169 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of October 24, 2025.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$21,379	$29,145
Accounts receivable, net	25,691	21,950
Prepaid expenses	9,639	9,362
Other current assets	2,832	840
Total current assets	59,541	61,297
Non-current assets:
Property and equipment, net	5,800	5,952
Operating lease right-of-use assets	6,894	8,249
Goodwill	99,175	99,175
Deferred income tax assets, net	37,815	41,686
Other non-current assets	428	744
Total non-current assets	150,112	155,806
Total assets	$209,653	$217,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,332	$5,630
Accrued compensation and benefits	6,011	7,363
Deferred revenue	32,280	28,366
Operating lease liabilities	2,737	2,904
Other current liabilities	4,758	4,511
Total current liabilities	49,118	48,774
Non-current liabilities:
Asset retirement obligations	5,676	5,945
Operating lease liabilities	4,619	5,869
Other non-current liabilities	1,543	1,769
Total non-current liabilities	11,838	13,583
Total liabilities	60,956	62,357
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	106,776	105,736
Accumulated other comprehensive loss	(1,766)	(1,784)
Retained earnings	43,685	50,792
Total stockholders’ equity	148,697	154,746
Total liabilities and stockholders' equity	$209,653	$217,103

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands except share and per share amounts)	2025	2024	2025	2024

Revenue:
Wireless revenue	$17,794	$18,261	$54,708	$55,153
Software revenue	16,073	16,609	51,139	48,608
Total revenue	33,867	34,870	105,847	103,761
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,359	7,133	21,902	21,435
Research and development	2,993	2,831	9,072	8,958
Technology operations	5,686	6,083	17,431	18,563
Selling and marketing	4,151	3,928	13,263	11,582
General and administrative	8,290	8,534	25,591	24,585
Depreciation and accretion	858	1,075	2,571	3,210
Severance and restructuring	171	325	248	1,101
Total operating expenses	29,508	29,909	90,078	89,434
Operating income	4,359	4,961	15,769	14,327
Interest income	193	264	668	908
Other income (expense)	28	(75)	784	(91)
Income before income taxes	4,580	5,150	17,221	15,144
Provision for income taxes	(1,377)	(1,490)	(4,270)	(3,823)
Net income	$3,203	$3,660	$12,951	$11,321
Basic net income per common share	$0.16	$0.18	$0.63	$0.56
Diluted net income per common share	$0.15	$0.18	$0.62	$0.55
Basic weighted average common shares outstanding	20,590,924	20,264,055	20,537,643	20,229,146
Diluted weighted average common shares outstanding	21,029,219	20,523,873	21,020,663	20,534,883
Cash dividends declared per common share	$0.3125	$0.3125	$0.9375	$0.9375

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands)	2025	2024	2025	2024

Net income	$3,203	$3,660	$12,951	$11,321
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4)	23	18	17
Other comprehensive (loss) income	(4)	23	18	17
Comprehensive income	$3,199	$3,683	$12,969	$11,338

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2024	19,992,102	$2	$101,172	$62,597	$163,771
Net income	—	—	—	4,236	4,236
Issuance of restricted stock under the Equity Plan	396,771	—	—	—	—
Purchase of common stock for tax withholding	(151,026)	—	(2,428)	—	(2,428)
Amortization of stock-based compensation	—	—	1,148	—	1,148
Cash dividends declared	—	—	—	(6,600)	(6,600)
Cumulative translation adjustment	—	—	42	—	42
Balance at March 31, 2024	20,237,847	$2	$99,934	$60,233	$160,169
Net income	—	—	—	3,425	3,425
Issuance of restricted stock under the Equity Plan	17,768	—	131	—	131
Amortization of stock-based compensation	—	—	1,159	—	1,159
Cash dividends declared	—	—	—	(6,624)	(6,624)
Cumulative translation adjustment	—	—	(48)	—	(48)
Balance at June 30, 2024	20,255,615	$2	$101,176	$57,034	$158,212
Net income	—	—	—	3,660	3,660
Issuance of restricted stock under the Equity Plan	8,440	—	—	—	—
Amortization of stock-based compensation	—	—	1,173	—	1,173
Cash dividends declared	—	—	—	(6,780)	(6,780)
Cumulative translation adjustment	—	—	23	—	23
Balance at September 30, 2024	20,264,055	$2	$102,372	$53,914	$156,288

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2025	20,284,177	$2	$103,952	$50,792	$154,746
Net income	—	—	—	5,196	5,196
Issuance of restricted stock under the Equity Plan	453,081	—	—	—	—
Purchase of common stock for tax withholding	(172,567)	—	(2,843)	—	(2,843)
Amortization of stock-based compensation	—	—	1,270	—	1,270
Cash dividends declared	—	—	—	(6,641)	(6,641)
Cumulative translation adjustment	—	—	10	—	10
Balance at March 31, 2025	20,564,691	$2	$102,389	$49,347	$151,738
Net income	—	—	—	4,552	4,552
Issuance of restricted stock under the Equity Plan	7,605	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	11,558	—	142	—	142
Amortization of stock-based compensation	—	—	1,223	—	1,223
Cash dividends declared	—	—	—	(6,731)	(6,731)
Cumulative translation adjustment	—	—	12	—	12
Balance at June 30, 2025	20,583,854	$2	$103,766	$47,168	$150,936
Net income	—	—	—	3,203	3,203
Issuance of restricted stock under the Equity Plan	7,070	—	—	—	—
Amortization of stock-based compensation	—	—	1,248	—	1,248
Cash dividends declared	—	—	—	(6,686)	(6,686)
Cumulative translation adjustment	—	—	(4)	—	(4)
Balance at September 30, 2025	20,590,924	$2	$105,010	$43,685	$148,697

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(Unaudited and in thousands)	2025	2024

Operating activities:
Net income	$12,951	$11,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	2,571	3,210
Deferred income tax expense	3,885	3,624
Stock-based compensation	3,741	3,480
Gain on sale of domain name	(701)	—
Provisions for credit losses, service credits and other	755	450
Changes in assets and liabilities:
Accounts receivable	(4,498)	1,481
Prepaid expenses and other assets	(1,966)	(1,061)
Net operating lease liabilities	(62)	(48)
Accounts payable and other liabilities	(3,443)	(4,284)
Deferred revenue	4,192	2,342
Net cash provided by operating activities	17,425	20,515
Investing activities:
Purchases of property and equipment	(2,348)	(2,348)
Proceeds from sale of domain name	701	—
Net cash used in investing activities	(1,647)	(2,348)
Financing activities:
Cash distributions to stockholders	(20,861)	(20,045)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	142	130
Purchase of common stock for tax withholding on vested equity awards	(2,843)	(2,428)
Net cash used in financing activities	(23,562)	(22,343)
Effect of exchange rate on cash and cash equivalents	18	17
Net decrease in cash and cash equivalents	(7,766)	(4,159)
Cash and cash equivalents, beginning of period	29,145	31,989
Cash and cash equivalents, end of period	$21,379	$27,830
Supplemental disclosure:
Income taxes paid	$299	$298

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
NOTE 3 - RECENT ACCOUNTING STANDARDS
Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and the income taxes paid. The update is effective for fiscal years beginning after December 15, 2024. We do not anticipate that the adoption of the update will have a material impact on our Consolidated Financial Statement disclosures.
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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. We are currently evaluating the impact the update will have on our Consolidated Financial Statement disclosures.
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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024

Revenue:
Paging revenue	$16,917	$17,605	$51,716	$53,208
Product and other revenue	877	656	2,992	1,945
Wireless revenue	$17,794	$18,261	$54,708	$55,153

License	$1,076	$2,042	$6,101	$6,365
Professional services - projects	3,649	3,871	11,951	11,114
Professional services - managed services	1,807	964	4,642	2,032
Hardware	393	395	1,090	1,113
Maintenance and subscription	9,148	9,337	27,355	27,984
Software revenue	$16,073	$16,609	$51,139	$48,608
Total revenue	$33,867	$34,870	$105,847	$103,761
The Company is currently structured as a single operating (and reportable) segment, a clinical communication and collaboration business. Sales are assigned to subsidiaries based on the geographic location of the customer at the signing of a contract. The United States was the only country that accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2025, and 2024. Revenue generated in the United States and internationally consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024

United States	$33,237	$34,206	$103,904	$101,650
International	630	664	1,943	2,111
Total revenue	$33,867	$34,870	$105,847	$103,761
Deferred Revenue
Our deferred revenue represents payments made by, or due from, customers in advance of our performance. Deferred revenue that is expected to be recognized as revenue during the next 12-month period is recorded in deferred revenue, and the remaining portion is recorded within other non-current liabilities in the Condensed Consolidated Balance Sheets.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the balance of total deferred revenue during the nine months ended September 30, 2025, are as follows:

(Dollars in thousands)	December 31, 2024	Additions	Revenue Recognized	September 30, 2025

Deferred Revenue	$28,939	$54,959	$(50,767)	$33,131
During the nine months ended September 30, 2025, the Company recognized $22.7 million related to amounts deferred as of December 31, 2024.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the nine months ended September 30, 2025 are as follows:

(Dollars in thousands)	December 31, 2024	Additions	Commissions Recognized	September 30, 2025

Prepaid Commissions	$3,322	$3,747	$(2,951)	$4,118
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing in the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of consideration allocated to remaining performance obligations at September 30, 2025 was $60.9 million, which excludes $11.2 million of additional transaction value that was deemed cancellable by the customer without significant penalty. We expect to recognize approximately $36.0 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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
Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024

Operating lease cost	$733	$999	$2,235	$3,049
Short-term lease cost	1,934	2,396	5,867	7,297
Total lease cost	$2,667	$3,395	$8,102	$10,346

The following table presents supplemental cash flow information:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$2,274	$3,634
Right-of-use assets obtained in exchange for lease obligations	$577	$1,246

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the weighted average remaining lease term and discount rate:

(Dollars in thousands)	September 30, 2025	December 31, 2024

Weighted average remaining lease term - operating leases (in years)	3.90	4.30
Weighted average discount rate - operating leases	6.69%	6.56%
Maturities of lease liabilities as of September 30, 2025, were as follows:

For the Year Ending December 31,	(Dollars in thousands)

2025 (remaining three months)	$710
2026	2,627
2027	2,025
2028	1,409
2029	519
Thereafter	971
Total future lease payments	8,261
Imputed interest	(905)
Total	$7,356
NOTE 7 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation and Accretion
Depreciation and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024

Depreciation
Leasehold improvements	$27	$46	$79	$121
Asset retirement costs	23	(104)	69	(312)
Paging and computer equipment	714	869	2,155	2,647
Furniture, fixtures and vehicles	72	90	201	231
Total depreciation	836	901	2,504	2,687
Accretion	22	174	67	523
Total depreciation and accretion expense	$858	$1,075	$2,571	$3,210
Other Income (Expense)
For the three months ended September 30, 2025, the Company recognized other income of a nominal amount, compared to $0.1 million of other expense in the same period in 2024. For the nine months ended September 30, 2025, the Company recognized other income of $0.8 million, compared to $0.1 million of other expense in the same period in 2024. The other income for the nine months ended September 30, 2025, primarily includes a gain of $0.7 million from the sale of a domain name in the second quarter of 2025.
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $0.8 million at September 30, 2025, and $1.0 million at December 31, 2024. Accounts receivable, net includes $5.8 million and $6.4 million of unbilled receivables at September 30, 2025, and December 31, 2024, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, and will generally be billed upon passage of time.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	September 30, 2025	December 31, 2024

Leasehold improvements	lease term	$2,574	$2,430
Asset retirement costs	1-15	4,864	4,864
Paging and computer equipment	1-5	81,563	83,895
Furniture, fixtures and vehicles	3-5	2,599	2,570
Total property and equipment		91,600	93,759
Accumulated depreciation		(85,800)	(87,807)
Total property and equipment, net		$5,800	$5,952
NOTE 8 - GOODWILL
During the three months ended September 30, 2025, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.
NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance as of December 31, 2024	$549	$5,945	$6,494
Accretion	(444)	511	67
Amounts paid	(301)	—	(301)
Reclassifications	780	(780)	—
Balance as of September 30, 2025	$584	$5,676	$6,260
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024.
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
At September 30, 2025, and December 31, 2024, we had no stock options outstanding.
At September 30, 2025, and December 31, 2024, there were 20,590,924 and 20,284,177 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025, and 2024, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on restricted stock and RSUs have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2025 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 26, 2025	March 14, 2025	March 31, 2025	$0.3125	$6,641
April 30, 2025	May 23, 2025	June 24, 2025	0.3125	6,731
July 30, 2025	August 19, 2025	September 9, 2025	0.3125	6,686

Total			$0.9375	$20,058
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs"), unvested restricted stock and unvested RSUs.
On October 29, 2025, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of November 18, 2025 and a payment date of December 9, 2025. Cash dividends related to common stock of approximately $6.4 million will be paid from available cash on hand.
Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the nine months ended September 30, 2025, the Company did not repurchase any shares of common stock.

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
The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2025	2024	2025	2024

Numerator:
Net income	$3,203	$3,660	$12,951	$11,321

Denominator:
Basic weighted average common shares outstanding	20,590,924	20,264,055	20,537,643	20,229,146
Diluted weighted average common shares outstanding	21,029,219	20,523,873	21,020,663	20,534,883
Basic net income per common share	$0.16	$0.18	$0.63	$0.56
Diluted net income per common share	$0.15	$0.18	$0.62	$0.55
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
The following table summarizes the activities under the 2020 Equity Plan from January 1, 2025, through September 30, 2025:

Activity

Total equity securities available at January 1, 2025	962,044
RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(357,382)
Total equity securities available at September 30, 2025	604,662

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the 2020 Equity Plan for the nine months ended September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2025	928,522	$10.81
Granted	372,731	15.00
Vested	(469,640)	9.71
Forfeited	(15,349)	13.92
Unvested at September 30, 2025	816,264	$13.30
Of the 816,264 unvested RSUs, DSUs and restricted stock outstanding at September 30, 2025, 426,674 RSUs include contingent performance requirements for vesting purposes. At September 30, 2025, there was $4.5 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.6 years.
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
For the nine months ended September 30, 2025, 11,558 shares of the Company's stock were purchased, compared to 9,933 shares purchased during the same period in 2024. The following table summarizes the activities under the ESPP from January 1, 2025 through September 30, 2025:

Activity

Total ESPP equity securities available at January 1, 2025	88,007
ESPP common stock purchased by eligible employees	(11,558)
Total ESPP equity securities available at September 30, 2025	76,449
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is recognized based on a straight-line amortization basis over the respective service period. Forfeitures and withdrawals are accounted for as incurred.
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024

Performance-based RSUs	$483	$459	$1,429	$1,378
Time-based RSUs and restricted stock	741	692	2,239	2,038
ESPP	24	22	73	64
Total stock-based compensation	$1,248	$1,173	$3,741	$3,480
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
We had total net deferred income tax assets ("DTAs") of $37.8 million and $41.7 million as of September 30, 2025, and December 31, 2024, respectively. We had a valuation allowance of $1.8 million and $2.3 million as of September 30, 2025, and December 31, 2024, respectively.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. The legislation did not have a material impact on our income tax expense for the September 2025 quarter, and we do not expect it to materially change our effective income tax rate for 2025.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the nine months ended September 30, 2025, to the commitments and contingencies previously reported in the 2024 Annual Report.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors serves as EVP and Chief Information Officer for an entity that is also a customer of the Company. For the three months ended September 30, 2025 and 2024, we recognized revenues of $0.4 million and

$0.3 million, respectively, related to the contracts from the entity at which the individual is employed. For the nine months ended September 30, 2025 and 2024, we recognized revenues of $1.4 million and $1.1 million, respectively, related to contracts from the entity at which the individual is employed. We had $0.7 million and nominal amounts of outstanding receivables related to these contracts included in accounts receivable, net on the Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, respectively.
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
The measurement of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. Depreciation and accretion details are tabulated in Note 7, "Condensed Consolidated Financial Statements' Components." An immaterial amount of long-lived assets were held outside of the United States as of September 30, 2025 and 2024.
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

Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	Total	%	2025	2024	Total	%

Revenue:
Wireless revenue	$17,794	$18,261	$(467)	(2.6)%	$54,708	$55,153	$(445)	(0.8)%
Software revenue	16,073	16,609	(536)	(3.2)%	51,139	48,608	2,531	5.2%
Total revenue	33,867	34,870	(1,003)	(2.9)%	105,847	103,761	2,086	2.0%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,359	7,133	226	3.2%	21,902	21,435	467	2.2%
Research and development	2,993	2,831	162	5.7%	9,072	8,958	114	1.3%
Technology operations	5,686	6,083	(397)	(6.5)%	17,431	18,563	(1,132)	(6.1)%
Selling and marketing	4,151	3,928	223	5.7%	13,263	11,582	1,681	14.5%
General and administrative	8,290	8,534	(244)	(2.9)%	25,591	24,585	1,006	4.1%
Depreciation and accretion	858	1,075	(217)	(20.2)%	2,571	3,210	(639)	(19.9)%
Severance and restructuring	171	325	(154)	(47.4)%	248	1,101	(853)	(77.5)%
Total operating expenses	29,508	29,909	(401)	(1.3)%	90,078	89,434	644	0.7%
Operating income	4,359	4,961	(602)	(12.1)%	15,769	14,327	1,442	10.1%
Interest income	193	264	(71)	(26.9)%	668	908	(240)	(26.4)%
Other income (expense)	28	(75)	103	(137.3)%	784	(91)	875	(961.5)%
Income before income taxes	4,580	5,150	(570)	(11.1)%	17,221	15,144	2,077	13.7%
Provision for income taxes	(1,377)	(1,490)	113	(7.6)%	(4,270)	(3,823)	(447)	11.7%
Net income	$3,203	$3,660	$(457)	(12.5)%	$12,951	$11,321	$1,630	14.4%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	425	406	19	4.7%
Active transmitters	2,894	3,064	(170)	(5.5)%
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
Revenue generated by wireless messaging services (including voice mail, personalized greetings, message storage and retrieval, equipment, maintenance plans and/or equipment loss protection for both one-way and two-way messaging subscribers) is presented as wireless revenue in our Condensed Consolidated Statements of Operations. Revenue generated by the sale of our software solutions, which includes revenue from our perpetual and term software license arrangements, revenue from the sale of hardware that facilitates the use of our software solutions, professional services revenue related to the implementation of our solutions, and maintenance and subscription revenue that is generated from the ongoing support of our perpetual and term software license arrangements, is presented as software revenue in our Condensed Consolidated Statements of Operations. Our software is licensed to end users under an industry standard software license agreement.
Refer to Note 5, "Revenue, Deferred Revenue and Prepaid Commissions" in the Notes to Condensed Consolidated Financial Statements for additional information on our wireless and software revenue streams.
The table below details revenue for the periods stated:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	Total	%	2025	2024	Total	%

Revenue - wireless:
Paging revenue	$16,917	$17,605	$(688)	(3.9)%	$51,716	$53,208	$(1,492)	(2.8)%
Product and other revenue	877	656	221	33.7%	2,992	1,945	1,047	53.8%
Total wireless revenue	17,794	18,261	(467)	(2.6)%	54,708	55,153	(445)	(0.8)%

Revenue - software:
License	1,076	2,042	(966)	(47.3)%	6,101	6,365	(264)	(4.1)%
Professional services - projects	3,649	3,871	(222)	(5.7)%	11,951	11,114	837	7.5%
Professional services - managed services	1,807	964	843	87.4%	4,642	2,032	2,610	128.4%
Hardware	393	395	(2)	(0.5)%	1,090	1,113	(23)	(2.1)%
Maintenance and subscription	9,148	9,337	(189)	(2.0)%	27,355	27,984	(629)	(2.2)%
Total software revenue	16,073	16,609	(536)	(3.2)%	51,139	48,608	2,531	5.2%
Total revenue	$33,867	$34,870	$(1,003)	(2.9)%	$105,847	$103,761	$2,086	2.0%
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
Wireless revenue decreased during the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to decreases in paging revenue. The decreases in paging revenue were primarily driven by secular decreases in our wireless units in service, from 730 thousand units as of September 30, 2024 to 684 thousand units as of September 30, 2025. This decrease was partially offset by increases in ARPU, as a result of price increases initiated in September of 2025 and 2024. For the three months ended September 30, 2025, ARPU was $8.19, compared to $7.95 for the same period in 2024. For the nine months ended September 30, 2025, ARPU was $8.19, compared to $7.91 for the same period in 2024.
The decreases in paging revenue during the three and nine months ended September 30, 2025, compared to the same periods in 2024, was partially offset by increases in product and other revenue. Product and other revenue includes one-time fees for customers that cancel our services and do not return their equipment within the allotted time-frame, as contractually required. We implemented a price increase on these fees in early 2025, and we expect this will continue to benefit wireless revenue for the remainder of 2025, as compared to 2024.
We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.
The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended September 30,			Change Due To:
(in thousands)	2025	2024	Change	ARPU	Units

Paging revenue	$16,917	$17,605	$(688)	$491	$(1,179)

	For the Nine Months Ended September 30,			Change Due To:
(in thousands)	2025	2024	Change	ARPU	Units

Paging revenue	$51,716	$53,208	$(1,492)	$1,738	$(3,230)
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
Software Revenue
Software revenue, to a large degree, corresponds to our backlog of performance obligations ready to deliver at some point in the future, and any delays in implementation may affect the timing of revenue recognition. Our software projects generally originate from fixed-bid contracts, although many involve a protracted sales cycle and may result in unforeseen complexity and deviation from the original scope. The time needed to complete projects, therefore, may not align with our original expectations, which affects our backlog. As a result, software revenue may fluctuate on a short-term basis, and we generally evaluate longer-term trends when managing this business.
Software revenue decreased during the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to a decrease in license revenue, resulting from lower sales, partially offset by an increase in professional services revenue. During the nine months ended September 30, 2025, software revenue increased compared to the same period in 2024, primarily due to increases in professional services revenue. The growth in our backlog has allowed us to continue hiring efforts over the last 12 months, as we seek to balance staffing levels with the backlog. Additionally, our managed services offering has continued to grow providing additional stability, because of its even revenue recognition over the contractual term, to a revenue stream that has historically been highly dependent on individual project factors.
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
The following is a review of our operating expense categories for the three and nine months ended September 30, 2025, and 2024.
Technology operations: decreased by $0.4 million, or 6.5%, for the three months ended September 30, 2025, and $1.1 million, or 6.1%, for the nine months ended September 30, 2025, compared to the same periods in 2024. The decreases were driven by a reduction in the number of active transmitters, resulting from our network rationalization efforts. The number of active transmitters, which directly affects our telecommunications and site rent expenses, declined 5.5% from September 30, 2024 to September 30, 2025.
Selling and marketing: increased by $0.2 million, or 5.7%, for the three months ended September 30, 2025, and $1.7 million, or 14.5%, for the nine months ended September 30, 2025, compared to the same periods in 2024. Increases during the nine months ended September 30, 2025 were primarily driven by higher commissions and personnel costs. Commissions were higher because of a one-time benefit in 2024 that was not repeated in 2025. The second quarter of 2024 included a one-time benefit to adjust for commissions expense that was previously expensed as incurred.
General and administrative: decreased by $0.2 million, or 2.9%, for the three months ended September 30, 2025, and increased by $1.0 million, or 4.1%, for the nine months ended September 30, 2025, compared to the same periods in 2024. Increases during the nine months ended September 30, 2025 were primarily driven by technology costs, bad debt (largely attributable to benefits in 2024 that were not repeated in 2025), and compensation costs compared to the same period in 2024.
Depreciation and accretion: decreased by $0.2 million, or 20.2%, for the three months ended September 30, 2025, and $0.6 million, or 19.9%, for the nine months ended September 30, 2025, compared to the same periods in 2024. The decrease during the nine months ended September 30, 2025 was primarily due to a decrease in accretion expense related to changes in the estimated costs and timing to remove our transmitters as part of our asset retirement obligation.
Other income (expense): increased by $0.1 million for the three months ended September 30, 2025 and $0.9 million for the nine months ended September 30, 2025, compared to the same periods in 2024. For the nine months ended September 30, 2025, the other income primarily includes a gain on sale of a domain name for $0.7 million in the second quarter of 2025.
Income taxes: Provision for income taxes was $1.4 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively. Provision for income taxes was $4.3 million and $3.8 million for the nine months ended September 30, 2025 and 2024, respectively. Provision for income taxes increased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to the effect of the anticipated annual effective tax rate change resulting from certain permanent tax differences and certain discrete items that include a windfall tax benefit from stock based compensation. Further details can be found in Note 11, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Cash and Cash Equivalents
As of September 30, 2025, we held cash and cash equivalents of $21.4 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. We maintain a majority of our cash and cash equivalents in accounts with major United States and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at September 30, 2025, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024

Net cash provided by operating activities	$17,425	$20,515	$(3,090)
Net cash used in investing activities	(1,647)	(2,348)	701
Net cash used in financing activities	(23,562)	(22,343)	(1,219)

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
For the nine months ended September 30, 2025, and September 30, 2024, net cash provided by operating activities was $17.4 million and $20.5 million, respectively, primarily due to a decrease in cash received from customers, partially offset by cash payments for cost of revenues and operating expenses.
Investing Activities
For the nine months ended September 30, 2025, and 2024, net cash used in investing activities was $1.6 million and $2.3 million, respectively. Net cash used in investing activities reflects purchases of property and equipment. For the nine months ended September 30, 2025, the net cash also includes proceeds from the sale of a domain name.
Financing Activities
For the nine months ended September 30, 2025, and 2024, net cash used in financing activities was $23.6 million and $22.3 million, respectively, primarily due to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
On October 29, 2025, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of November 18, 2025 and a payment date of December 9, 2025. This cash dividend of approximately $6.4 million, applicable to our common stock outstanding, will be paid from available cash on hand.
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

The following table provides the Company's significant commitments and contractual obligations as of September 30, 2025:

	Payments Due by Period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$8,261	$2,680	$3,738	$1,167	$676
Unconditional purchase obligations	2,936	1,350	1,586	—	—
Total contractual obligations	$11,197	$4,030	$5,324	$1,167	$676
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2025, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Item 1A. Risk Factors” of Part I of the 2024 Annual Report have not materially changed during the nine months ended September 30, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended September 30, 2025.
ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit/Appendix	Filing Date	Filed/Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema*					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation*					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition*					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels*					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation*					Filed
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)					Filed

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: October 30, 2025	/s/ Calvin C. Rice
	Name:	Calvin C. Rice
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)