Form 10-K
period 2025-12-31
Spok Holdings, Inc
filed 2026-02-26
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

The aggregate market value of the common stock held by non-affiliates of the registrant was $356 million based on the closing price of $17.68 per share on the NASDAQ National Market® on June 30, 2025.

The number of shares of registrant’s common stock outstanding on February 20, 2026, was 20,730,353.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of the registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2026, are incorporated by reference into Part III of this Report.

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
•Economic conditions, such as recessionary economic cycles, the impact of trade disputes, tariffs and other trade protection measures, higher interest rates, inflation and higher levels of unemployment;
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
•Our ability to protect our rights in intellectual property that we own and develop and the potential for material litigation claiming intellectual property infringement by us;
•Our use of open source software, third-party software and other intellectual property;
•Our reliance on data centers and other computer systems, hardware, software and satellite networks and telecommunications systems infrastructure (collectively, "IT Systems") and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties;
•Cyberattacks, data breaches, system disruptions or other compromises to our or our critical third parties’ IT Systems, data, products or services;
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
Our headquarters is located at 3000 Technology Drive, Suite 400, Plano, Texas 75074, and our telephone number is 800-611-8488. We maintain a website at http://www.spok.com. This website address is for information only and is not intended to be an active link or to incorporate any website information into this Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").
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
Industry Overview
The United States healthcare market continues to experience significant change. Healthcare costs continue to rise, reimbursements from Centers for Medicare and Medicaid Services are being reduced in certain areas, digitization of healthcare information continues, and the industry continues to shift towards a value-based purchasing model and away from the traditional fee-for-service model. The value-based purchasing model places an emphasis on incentivizing value and quality at an individual patient level in order to provide better patient outcomes and reduce 30-day readmissions.
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
Our Strategy
We prioritize free cash flow generation and the return of capital to stockholders by maximizing revenue and cash generation from our established lines of business while effectively managing expenses. Through targeted investments in our important and valuable business lines, we aim to reinvigorate growth in our legacy software solutions and minimize wireless revenue attrition.
Particular areas of strategic emphasis include:
Acquire new customers and expand relationships within our existing customer base - We continue to focus our sales and marketing efforts in the healthcare market in order to identify opportunities for new sales as well as grow revenues from our existing customer base. We have ongoing initiatives to further penetrate the hospital segment in the United States, and while we believe there is a significant opportunity to sell clinical communication and collaboration solutions to hospitals located outside the United States, our near-term focus is on the domestic market.
We have a significant presence in the healthcare marketplace, and we intend to leverage the strength of our market presence and the breadth of our product offerings to further expand our customer base in healthcare.

Minimize wireless revenue attrition - We continue to have a valuable wireless presence in the healthcare market, particularly in larger hospitals. We offer a comprehensive suite of wireless messaging products and services focused on healthcare and "campus" type environments and critical mission notification. We continue to focus on network reliability and customer service to help minimize the rate of revenue attrition.
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
Enhance existing software applications - We continue to invest in the development and enhancement of our Spok Care Connect suite of products and services, at a similar rate consistent to the prior year. Targeted enhancements and continued development efforts are critical to our ability to maintain our core software maintenance revenue and are necessary to drive future software operations revenue. Additionally, targeted enhancements of the Spok Mobile® application will be critical in our ability to help further mitigate wireless customer attrition.
Manage expenses - With our focus on generating cash flow, it is critical that we manage costs in alignment with our revenue. We continue to look for ways to reduce our underlying cost structure, particularly if revenue declines. While we will continue to invest in the business, we will do so in a targeted manner to drive tangible earnings that can be returned to our stockholders.
Return capital to our stockholders - We understand that our primary objective is to create long-term stockholder value. We continue to evaluate how best to deploy our capital resources to support sustainable business growth and maximize stockholder value. We expect to continue to pay a quarterly dividend of $0.3125 per share of common stock, or $1.250 annually, in 2026.
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
Wireless products and services revenue represented 52%, 53% and 55% of total consolidated revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Demand for one-way and two-way messaging services declined during these years, and we believe demand will continue to decline for the foreseeable future. As demand for one-way and two-way messaging has declined, we have developed or added service offerings, including our GenA® pagers discussed below, in order to optimize our revenue potential and mitigate the decline in our wireless revenues. We will continue to evaluate opportunities within our wireless business while providing customers the highest value possible.
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
Software
Dependable critical clinical and operational communications are paramount for individuals and teams in healthcare and a host of other industries. We offer a number of solutions, providing our customers with the ability to communicate anywhere, anytime across a number of situations. Our solutions are used for contact centers, clinical alerting, facility alerting and notification, mobile communications and messaging, and for public safety notifications.
Spok Care Connect® Platform
Contact Center
•Spok® Console: Provides operators with the information needed to process calls using their computers with just a few keystrokes. This solution integrates with the customers’ existing phone systems and is used by the operator group to answer incoming calls from internal or external callers to the contact center. Operators can quickly and accurately perform directory searches and code calls, as well as message and page by individuals, groups, and roles using the Spok Console’s computer telephony integration and directory capabilities.
•Spok® Web Directory: Makes employee contact information more accessible and enables staff to send messages quickly right from the directory. Authenticated users can log on anywhere, anytime to perform a variety of important updates to contact information and on-call schedules, search the directory, and send important messages.
•Spok® Web On-Call Scheduling: Keeps clinical and non-clinical personnel, calendars and on-call scheduling information updated, even with thousands of staff across numerous sites, using a secure web portal to maintain and allow password-protected access to the latest on-call schedules and personnel information.
•Spok Voice Connect®: Enables the organization to process routine phone requests, including transfers, directory assistance, messaging and paging without live operators and with more ease-of-use than touch-tone menus.
•Spok® Call Recording and Quality Management: Records, monitors, and scores operators’ conversations to allow for better management of calls, helping improve customer service and enables organizational compliance measures.
Clinical Alerting
•Spok® Messenger: Provides an intelligent, FDA-compliant, 510(k)-cleared solution that connects virtually all crucial alert and monitoring systems, including nurse call, fire, security, patient monitoring, and building management to mobile staff via their wireless communication devices or other third-party solutions, as defined by the customer. This solution provides the ability to reach mobile team members within seconds of an alert, improving overall workflow, staff productivity, and the convenience and safety of everyone in the facility.

•Spok® e.Notify: Enables organizations to quickly and reliably notify and confirm team member availability during emergency situations without relying on calling trees, thereby reducing confusion that may arise in an emergency situation. This solution automatically delivers messages, collects responses, escalates issues to others, and logs all activities for reporting and analysis purposes.
•Spok® Critical Test Results Notifications: Automates and streamlines the delivery of clinical test results to the appropriate clinicians, and manages alerts, including assigning certain alerts as critical, to help ensure patient safety. This solution can send messages from the radiology department by means of encrypted smartphone communications, two-way paging, secure email, secure text, images, annotations, and voice to a variety of endpoints such as workstations, laptops, tablets, smartphones, pagers, and other wireless devices.
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
Hosted Solution
•Spok Care Connect® Hosted Solution: For selected market segments, provides hospitals and healthcare systems with remote access to Spok Care Connect® solutions (currently Spok® Console, Spok® Web Directory, Spok® On-Call Scheduling and Spok Mobile®) and reduces the burden on information technology resources while providing immediate access to Spok solutions.
Services
We offer a variety of professional services to assist our customers in the successful implementation of, and to maximize the benefits obtained from the use of, our software solutions. We also offer support services to enhance and refine the customer's experience throughout their relationship with Spok.
•Professional Services: We offer a full suite of professional services that are provided by a dedicated group of professional service employees. Our professional services projects include consultation, implementation, and training services. We also offer managed services, which includes the implementation services for all the available upgrades to the software purchased by the customer over the term of the contract. Our professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. We may also use third-party professional services firms as supplemental resources to implement our solutions for customers as needed. Professional services revenue represented 16%, 13% and 11% of total consolidated revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Professional services revenue increased in 2025, primarily as a result of an increase in the sales of our managed services offering, as well as an increase in staffing levels to align with our backlog.

•Software License Updates and Product Support (Maintenance and Subscription): Software license updates and product support, which is generally referred to as maintenance and subscription when sold to customers, is an important offering to customers who utilize our perpetual and term license arrangements. In order to support our products that provide clinical communication and collaboration solutions to our customer’s organizations, we have a dedicated customer support organization. The customer support organization provides support 24 hours a day, seven days a week, 365 days a year and the service can be accessed via telephone, email or the Internet via the Spok webpage. The Spok support service is augmented by third-party services where needed. Software license updates and product support are generally priced together as a percentage of the perpetual and term licenses for which these services will be provided. Largely all of our customers purchase maintenance and subscription when they purchase new perpetual and term licenses, after which renewals generally occur on an annual basis and are paid in advance. Perpetual and term license updates provide customers with rights to unspecified product upgrades, as well as maintenance and subscription and patch releases that are released during the term of the support period. Perpetual and term license updates and product support revenue (i.e., Maintenance and subscription revenue) represented 26% of total consolidated revenue for the year ended December 31, 2025, and 27% for both of the years ended December 31, 2024 and 2023.
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
Intellectual Property
As of December 31, 2025, we held 81 trademarks and two patents, which we believe are important to protect our intellectual property. We have no pending trademarks or patents. We believe our intellectual property distinguishes our business from our competition and is integral to our continued success in the area of clinical communication and collaboration solutions. The expiration dates of these trademarks range from 2026 to 2035 and can be extended for 10-year periods upon renewals.
Research and Development
We maintain a product development group, a substantial portion of which is focused on the enhancement of existing software products. Our product development group uses a SAFe Agile methodology that balances enhancement requests from a number of sources, including customers, regulatory requirements, professional services staff, customer support incidents, known defects, market and technology trends, and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenue, customer/employee satisfaction, possible cost savings, ease of deployment and development time and expense.
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
Our wide-ranging customer base allows for low customer revenue concentration and as a result, no single customer accounted for more than 10% of our total revenues in 2025, 2024 or 2023.

We pursue close, long-term relationships with our customers because we believe strong customer relationships enable us to retain our current customer base and expand our services and revenue to that customer base.
Competition
The competitors and degree of competition vary among our various product categories. Competition is particularly strong for our wireless messaging services. Within the wireless industry, companies compete on the basis of price, coverage area, services offered, transmission quality, network reliability and customer service. We compete by maintaining competitive pricing for our products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for wireless messaging services include American Messaging Service, LLC and a variety of other regional and local providers. We also compete with a broad array of wireless messaging services provided by mobile telephone companies, including AT&T Mobility LLC, T-Mobile USA, Inc., and Verizon Wireless, Inc. This competition has intensified as prices for the services of mobile telephone companies have declined and messaging capabilities are generally available in today's mobile phone devices. Many of these companies possess far greater financial, technical and other resources than we do.
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

•CareCloud, Inc. - Healthcare solutions;
•Consensus Cloud Solutions, Inc. - Cloud-based solutions;
•Domo, Inc. - Cloud-based solutions;
•eGain Corporation - Cloud-based solutions;
•Health Catalyst, Inc. - Healthcare data and analytics;
•HealthStream, Inc. - Healthcare workforce solutions;
•Kaltura, Inc. - Cloud-based solutions;
•KORE Group Holdings, Inc. - Mobile communications solutions;
•LifeMD, Inc. - Healthcare solutions;
•National Research Corporation - Healthcare solutions;
•Ooma, Inc. - Communications solutions;
•OptimizeRx Corporation. - Healthcare solutions;
•Synchronoss Technologies, Inc. - Cloud-based solutions;
•TruBridge, Inc. - Healthcare solutions; and
•Weave Communications, Inc. - Software solutions.

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
Human Capital
At December 31, 2025 and 2024, we had 421 and 410 full-time equivalent employees ("FTEs"), respectively. Our employees are not represented by labor unions or covered by a collective bargaining agreement.
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
Although these and other regulatory requirements have not, to date, had a material adverse effect on our operating results, such requirements could have a material impact on our operating results in the future. We monitor discussions at the FCC and FDA on pending changes in regulatory policy or regulations; however, we are unable to predict what changes, if any, may occur in 2026 to regulatory policy or regulations.
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
ITEM 1A. RISK FACTORS
The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this 2025 Form 10-K or presented elsewhere by management from time to time.
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
From time to time, we have needed to reorient our sales representatives to focus on specific market segments, product lines or new software solutions or to remove underperforming individuals, which has required and in the future may require additional resources to maintain productivity. The impact of these changes could adversely impact our ability to achieve our sales productivity goals. We have also identified the following risks that could impact our sales productivity:
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
•Training. Training of our marketing and sales personnel regarding the clinical requirements of our healthcare customers and the complexity of our service offerings takes time and requires a substantial, continuing investment for both new hires and long-term employees.
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
We cannot provide any assurances that we will be successful in finding such acquisitions or consummating future acquisitions on favorable terms. We anticipate that future acquisitions will be financed through a combination of methods, including, but not limited to, the use of available cash on hand, and, if necessary, borrowings from third-party financial institutions. Disruptions or volatility in credit markets may impede our access to capital markets, including higher borrowing costs, less available capital, more stringent terms and tighter covenants, which may limit our ability to finance acquisitions.
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

Our business is sensitive to recessionary economic cycles, the impact of trade disputes, tariffs and other trade protection measures, higher interest rates, inflation and higher levels of unemployment, higher tax rates and other changes in tax laws, or other economic factors that may affect business spending or buying habits that could adversely affect the demand for our services. Adverse economic conditions could increase the rate of gross subscriber cancellations and/or the level of revenue erosion for our wireless business and could cause delays in or the loss of software revenue or bookings, which impacts license, professional services, hardware and subscription revenues.

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
We experience a long sales cycle for our software products.
Our software revenue growth results from a long sales cycle that from initial contact to final sales order takes six to 18 months, depending on the type of software solution. Our software sales and marketing efforts involve educating our customers on the technical capabilities of our software solutions and the potential benefits from the deployment of our software, as well as educating ourselves as to the clinical needs of our customers. The inherent unpredictability of decision-making in our target market segment of healthcare, resulting from customer budget constraints, multiple approvals and administrative issues, may result in fluctuating bookings and revenue from month to month, quarter to quarter and year to year. Our bookings and corresponding revenue are dependent on actions that have occurred in the past. Each month, we need to spend substantial time, effort, and expense on our marketing and sales efforts that may not result in future revenue.
We may be unable to find vendors that are able to supply us with wireless paging equipment based on future demand.
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
We use channel partners, such as resellers, consulting firms, original equipment manufacturer, and technology partners, to license and support our products. We rely, to a significant degree, on each of our channel partners to select, screen and maintain relationships with its respective distribution network and to distribute our offerings in a manner that is consistent with applicable law and regulatory requirements and our quality standards. Contract defaults by any of these channel partners or the loss of our relationships with them may materially adversely affect our ability to develop, market, sell, or support our communication solution offerings. If our indirect distribution channel is disrupted, we may be required to devote more resources to distribute our offerings directly and support our customers, which may not be as effective and could lead to higher costs, reduced revenue and growth that is slower than expected.
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
We may experience material litigation claiming intellectual property infringement by us, and we may not be able to protect our rights in intellectual property that we own and develop.
Intellectual property infringement litigation has become commonplace, particularly in the wireless and software industries in which we operate, and from time to time we are involved in intellectual property disputes. Litigation can be protracted, expensive, and time consuming. There is no assurance that litigation will not materially impact us. Any such claims, whether meritorious or not, could be time-consuming and costly in terms of both resources and management time.
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
Our portfolio of issued patents and copyrights may be insufficient to defend ourselves against material intellectual property infringement claims, and the validity and scope of our patents could be challenged by third parties were we to seek to enforce them.
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

The performance and reliability of computer systems, hardware, software and satellite networks and telecommunications systems infrastructure (collectively, “IT Systems”) is critical to our operations. We own and manage certain IT Systems but rely heavily on critical IT Systems that are owned and/or managed by third parties. These IT Systems are vulnerable to material damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, software errors and other events. Any IT System (such as a satellite network) error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face the threat of material compromise to our computer systems, or those of our service providers, of unauthorized access, computer hackers, computer viruses, malicious code, organized cyberattacks and other security problems and system disruptions (e.g., distributed denial of service (DDoS) attacks or ransomware attacks). Our wireless services depend on connectivity provided by third-party satellite network services, where failure would result in a loss of service to our customers. With respect to our Enterprise Reporting and Management systems and data storage, and other operational needs, we rely on third-party data centers and services for maintaining accessibility, reliability and uninterrupted connectivity, among other things.
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
We rely heavily on a range of IT Systems for critical business operations. In addition, we and various third parties collect, process and store our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary business information (collectively, "Confidential Information"). We are also dependent on a number of third-party providers of various technology, tools and services relating to, among other things, human resources, electronic communications, data storage, finance, and other business functions, and we are, of necessity, dependent on but do not control the security systems of these providers.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of IT Systems and Confidential Information. Accidental or willful cyberattacks, breaches or other unauthorized access events committed or enabled by third parties or by our employees or contractors (for example, due to social engineering or phishing attacks) impact the security and integrity of our facilities, our systems or the systems of our third-party providers, and the information maintained in such systems. In addition, we are vulnerable to computer viruses, malware (for example, ransomware) and both known and unknown security vulnerabilities in our or our service providers' data, software, products or services, as well as external cyberattacks and data breaches that expose us to the risks of material corruption, loss, and misappropriation of proprietary and confidential information. We also routinely transmit and receive proprietary and Confidential Information, including through third parties, which makes that information vulnerable to interception, misuse or mishandling that may materially impact our business.

The frequency and scope of cyberattacks has been steadily increasing, and attackers are increasingly sophisticated, using tools and techniques, including artificial intelligence, to evade detection or cause significant delays in detection and identification. Even once identified, investigation and remediation of an incident is increasingly challenging due to attackers taking steps to obfuscate or remove forensic evidence and to circumvent logging tools and counter-measures, which renders us unable to fully anticipate or implement adequate preventative or restorative measures. Any integration of artificial intelligence in our or any third-party provider’s operations, products or services is expected to pose new or unknown cybersecurity risks.

We and our service providers regularly experience cyberattacks and other incidents, and we expect that attacks and incidents will continue in varying degrees. For example, we have experienced distributed denial of service (DDoS) attacks, social engineering/phishing/business email compromise (BEC) attacks, supply chain attacks, malware, and attacks on various of our third-party service providers. While to date no attacks or incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. In addition, remote working arrangements at our Company and many third-party providers, increase cybersecurity risks due to the IT challenges associated with managing remote computing assets and vulnerabilities inherent in many non-corporate and home networks. There can also be no assurance that our or our third-party providers’ cybersecurity risk management programs, including relevant policies, processes and controls, will be fully implemented, complied with or effective in protecting IT Systems or Confidential Information that are critical to our business from materially adverse events.

A significant cyberattack or incident that compromises the confidentiality, integrity or availability of IT Systems or Confidential Information, for example, the theft, misuse of, or unauthorized access to Confidential Information, could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, increased costs of investigation, remediation and compliance, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties (including class actions) and possible financial obligations for liabilities and damages related to the theft or misuse of such information, regulatory investigations and enforcement actions, as well as fines and other sanctions pursuant to data privacy and security rules and regulations, any or all of which could have a material adverse effect on our reputation, operations, business, profitability and financial condition. Any losses, costs and liabilities may not be covered by, or may exceed the coverage limits of, any or all of our applicable insurance policies.

Risks Related to our Financial Results
We may be unable to realize the benefits associated with our deferred income tax assets.
We have significant deferred income tax assets, including net operating loss ("NOL") carryforwards, that are available to offset future taxable income and increase cash flows from operations. Our ability to realize these benefits depends on generating sufficient taxable income before expiration and avoiding limitations under Section 382 of the Internal Revenue Code ("IRC"). The availability of future taxable income is dependent on our ability to profitably manage our operations to support a growing base of software revenue offset by declining wireless subscribers and revenue. To the extent that anticipated reductions in wireless operating expenses do not occur or sufficient revenue is not generated, we may not achieve sufficient taxable income to allow for use of our deferred income tax assets before they expire. The accounting for deferred income tax assets is based upon an estimate of future results, and any valuation allowance we may apply to our deferred tax assets may be increased or decreased as conditions change, tax laws or interpretations change, or if we are unable to implement certain tax planning strategies. If we are unable to use these deferred income tax assets, our financial condition and results of operations may be materially affected. In addition, a significant portion of our deferred income tax assets relate to NOLs. For example, we had a valuation allowance of $1.9 million and $2.3 million at December 31, 2025 and 2024, respectively, to reduce net deferred income tax assets as their realization did not meet the applicable more-likely-than-not criterion. In addition, if we use all of our deferred income tax assets, those benefits will not be available for future periods, which would negatively impact our financial condition and results of operations in such future periods.
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
For example, the FCC issued an order in October 2007 that mandated paging carriers (including the Company) along with all other CMRS providers serving a defined minimum number of subscribers to maintain an emergency back-up power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power (the

"Back-up Power Order"). Ultimately, after a hearing by the United States Court of Appeals for the D.C. Circuit and disapproval by the Office of Management and Budget (the "OMB") of the information collection requirements of the Back-up Power Order, the FCC indicated that it would not seek to override the OMB’s disapproval. Rather the FCC indicated that it would issue a Notice of Proposed Rulemaking with the goal of adopting revised back-up power rules. To date, the FCC has not adopted revised back-up power rules applicable to the Company, and we are unable to predict what impact, if any, revised back-up power rules to which the Company is subject could have on our business, financial condition, operating results and ability to pay cash dividends to stockholders.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved SEC staff comments as of February 26, 2026.
ITEM 1C. CYBERSECURITY
Spok's enterprise risk management program includes our cybersecurity risk management program ("Cybersecurity Program"), which is designed to protect the confidentiality, integrity and availability of our critical systems and information. Our Cybersecurity Program is designed utilizing guidance from the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and includes security policies and procedures, security appliances and software, third-party vulnerability testing, business continuity plans, and other administrative, physical and technical measures. Our Chief Information Officer (CIO)/Chief Information Security Officer (CISO) has overall responsibility for assessing and managing key cybersecurity risks; implementation of the Cybersecurity Program is led by the CIO/CISO, who has specialized training, and various certifications in information technology and cybersecurity strategy, tools and governance. The CIO/CISO is a member of, and reports to, the executive management team, who is ultimately charged with implementing and enforcing the Company's cybersecurity risk management program. The CIO/CISO has over a decade of experience managing the Cybersecurity Program, SOC2 audits and security controls and policies. As part of the enterprise risk management program, our Cybersecurity Program shares similar methodologies, reporting channels and governance processes to other areas across the Company.

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
•Reviews of critical third-party connections, including a security assessment and restrictions based on the third party's risk profile.
•Security training for employees and contractors, including alerts for new security developments, as warranted.
Cybersecurity is part of our Board of Directors' oversight function. Our Board of Directors has delegated oversight of cybersecurity and other information technology to its Audit Committee. Our Audit Committee receives regular reporting from executive management, including the CIO/CISO on our cybersecurity risks and, as necessary, updates on cybersecurity incidents. Our Audit Committee and executive management report to our Board of Directors regarding its activities, including the Cybersecurity Program. Our Board of Directors also receives continuing education on the cybersecurity risks that impact public companies.
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
At December 31, 2025, we leased facility space, including our corporate headquarters, sales offices, technical facilities, and warehouse and storage facilities in 36 locations in 23 states in the United States. The total leased space is approximately 50,000 square feet. At December 31, 2025, we owned three small parcels of land in three states in the United States.
At December 31, 2025, we leased transmitter sites on commercial broadcast towers, buildings and other fixed structures, some of which are free of charge, in approximately 2,379 locations throughout the United States. These leases are for our active transmitters and are for various terms and provide for periodic lease payments at various rates.
At December 31, 2025, we had 2,869 active transmitters on leased sites which provide service to our customers.
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 10, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our sole class of common equity is our common stock, $0.0001 par value per share, which is listed on the NASDAQ National Market® and is traded under the symbol "SPOK."
Holders of Common Stock
As of February 20, 2026, there were 2,535 holders of record of our common stock.
Dividends
The Company declared dividends totaling $26.8 million during the years ended December 31, 2025 and 2024 and $26.2 million during the year ended December 31, 2023. Cash dividends declared include dividends related to unvested restricted stock units ("RSUs") and shares of unvested restricted common stock ("restricted stock") granted under the Company's Equity Plan (as defined below) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock are accrued and paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.
The following table details information on our dividends declared and cash distributions since the formation of the Company in 2005 through the year ended December 31, 2025:

(Dollars in Thousands)	Dividends Declared Per Share Amount	Total Payment(1)
Year

Prior to 2021	$20.275	$496,921
2021	0.500	10,025
2022	1.250	25,011
2023	1.250	25,642
2024	1.250	26,381
2025	1.250	27,259
	$25.775	$611,239
(1)The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

On February 25, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock, with a record date of March 16, 2026, and a payment date of March 31, 2026. This cash dividend of approximately $6.5 million is expected to be paid from available cash on hand.

Performance Graph
We began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of our common stock for the period of December 31, 2020 to December 31, 2025, against the cumulative total return of the NASDAQ Composite Index® and the S&P Composite 1500 Health Care Technology Index for the same period.
The chart assumes that $100 was invested in our common stock and in each of the indices on December 31, 2020. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each fiscal year from December 31, 2020 to December 31, 2025. The stock performance depicted on the chart represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Spok Holdings, Inc., the NASDAQ Composite Index and the S&P Composite 1500 Health Care Technology Index
250
200
150
100
50
0
12/20
12/21
12/22
12/23
12/24
12/25
Spok Holdings, Inc.
NASDAQ Composite
S&P Composite 1500 Health Care Technology Index

*$100 invested on 12/31/2020 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	2020	2021	2022	2023	2024	2025

Spok Holdings, Inc.	$100.00	$88.23	$90.99	$189.84	$212.92	$189.61
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
S&P Composite 1500 Health Care Technology Index	100.00	117.68	100.32	72.99	80.11	70.05
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of common stock were repurchased by the Company (excluding the purchase of common stock for tax withholdings) during the three months ended December 31, 2025.

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
Based on publicly available information and after considering any direct knowledge we may have, our combined cumulative change in ownership was an insignificant amount as of December 31, 2025 and 2024.
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

Revenue generated by wireless messaging services (including voice mail, personalized greetings, message storage and retrieval, equipment, maintenance plans and/or equipment loss protection to both one-way and two-way messaging subscribers) is presented as wireless revenue in our Consolidated Statements of Operations. Revenue generated by the sale of our software solutions, which includes revenue from our perpetual and term software license arrangements, revenue from the sale of hardware that facilitates the use of our software solutions, professional services revenue related to the implementation of our solutions and value-added services, and maintenance and subscription revenue that is generated from the ongoing support of our perpetual and term software license arrangements, is presented as software revenue in our Consolidated Statements of Operations. Our software is licensed to end users under an industry standard software license agreement.
Results of Operations
The following table is a summary of our Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, and the discussion that follows compares the year ended December 31, 2025 to the year ended December 31, 2024. For a discussion and analysis of the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025:

(Dollars in thousands)	2025	Change		2024	Change		2023

Revenue:
Wireless revenue	$72,522	$(1,001)	(1.4)%	$73,523	$(2,445)	(3.2)%	$75,968
Software revenue	67,186	3,056	4.8%	64,130	1,073	1.7%	63,057
Total revenue	139,708	2,055	1.5%	137,653	(1,372)	(1.0)%	139,025
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	29,785	1,078	3.8%	28,707	1,613	6.0%	27,094
Research and development	12,216	522	4.5%	11,694	1,010	9.5%	10,684
Technology operations	24,603	(1,032)	(4.0)%	25,635	(1,510)	(5.6)%	27,145
Selling and marketing	17,703	1,483	9.1%	16,220	(526)	(3.1)%	16,746
General and administrative	31,804	624	2.0%	31,180	121	0.4%	31,059
Severance and restructuring	458	(646)	(58.5)%	1,104	531	92.7%	573
Depreciation and accretion	3,429	(719)	(17.3)%	4,148	(348)	(7.7)%	4,496
Total operating expenses	119,998	1,310	1.1%	118,688	891	0.8%	117,797
Operating income	19,710	745	3.9%	18,965	(2,263)	(10.7)%	21,228
Interest income	820	(333)	(28.9)%	1,153	54	4.9%	1,099
Other income (expense)	912	998	(1,160.5)%	(86)	(84)	4,200.0%	(2)
Income before income taxes	21,442	1,410	7.0%	20,032	(2,293)	(10.3)%	22,325
Provision for income taxes	(5,561)	(494)	9.7%	(5,067)	1,592	(23.9)%	(6,659)
Net income	$15,881	$916	6.1%	$14,965	$(701)	(4.5)%	$15,666

Supplemental Information
FTEs	421	11	2.7%	410	26	6.8%	384
Active transmitters	2,869	(179)	(5.9)%	3,048	(167)	(5.2)%	3,215
Certain amounts in the Consolidated Financial Statements, for the years ended December 31, 2024 and 2023, have been reclassified to conform to the current presentation for the year ended December 31, 2025. Management concluded that presenting certain information technology ("IT") expenses within their respective functional expense categories provides a more meaningful and representative depiction of the nature of these costs. Accordingly, we reclassified these IT-related expenses from general and administrative to the applicable functional categories for all periods presented. These reclassifications had no effect on the reported results of operations or the statement of financial position.
To conform with the current year presentation, we reclassified previously reported operating expenses for the years ended December 31, 2024 and 2023 as follows:

	For the Year Ended December 31, 2024
(Dollars in thousands)	As Previously Reported	Adjustment	As Reclassified
Cost of revenue	$28,430	$277	$28,707
Research and development	11,548	146	11,694
Technology operations	24,306	1,329	25,635
Selling and marketing	15,851	369	16,220
General and administrative	33,301	(2,121)	31,180
Total operating expenses	$113,436	$—	$113,436

	For the Year Ended December 31, 2023
(Dollars in thousands)	As Previously Reported	Adjustment	As Reclassified
Cost of revenue	$26,818	$276	$27,094
Research and development	10,549	135	10,684
Technology operations	25,843	1,302	27,145
Selling and marketing	16,350	396	16,746
General and administrative	33,168	(2,109)	31,059
Total operating expenses	$112,728	$—	$112,728
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
Revenue generated by wireless messaging services (including voice mail, personalized greetings, message storage and retrieval, equipment, maintenance plans and/or equipment loss protection to both one-way and two-way messaging subscribers) is presented as wireless revenue in our Consolidated Statements of Operations. Revenue generated by the sale of our software solutions, which includes revenue from our perpetual and term software license arrangements, revenue from the sale of hardware that facilitates the use of our software solutions, professional services revenue related to the implementation of our solutions and value-added services, and maintenance and subscription revenue that is generated from the ongoing support of our perpetual and term software license arrangements, is presented as software revenue in our Consolidated Statements of Operations. Our software is licensed to end users under an industry standard software license agreement.
Refer to Note 3, "Revenue, Deferred Revenue and Prepaid Commissions," in the Notes to Consolidated Financial Statements for additional information on our wireless and software revenue streams.
The table below details total revenue for the periods stated:

(Dollars in thousands)	2025	Change		2024	Change		2023

Wireless revenue:
Paging revenue	$68,559	$(2,399)	(3.4)%	$70,958	$(2,177)	(3.0)%	$73,135
Product and other revenue	3,963	1,398	54.5%	2,565	(268)	(9.5)%	2,833
Wireless revenue	72,522	(1,001)	(1.4)%	73,523	(2,445)	(3.2)%	75,968

Software revenue:
License	7,347	(301)	(3.9)%	7,648	(1,073)	(12.3)%	8,721
Professional services - projects	15,496	880	6.0%	14,616	1,311	9.9%	13,305
Professional services - managed services	6,623	3,364	103.2%	3,259	1,870	134.6%	1,389
Hardware	1,287	(95)	(6.9)%	1,382	(1,293)	(48.3)%	2,675
Maintenance and subscription	36,433	(792)	(2.1)%	37,225	258	0.7%	36,967
Software revenue	67,186	3,056	4.8%	64,130	1,073	1.7%	63,057
Total revenue	$139,708	$2,055	1.5%	$137,653	$(1,372)	(1.0)%	$139,025
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
Wireless revenue decreased for the year ended December 31, 2025, as compared to 2024, reflective of the secular decrease in our wireless units in service, from approximately 720 thousand units as of December 31, 2024 to approximately 675 thousand units as of December 31, 2025. These decreases were partially offset by an increase in ARPU, from $7.97 for the year ended December 31, 2024 to $8.20 for the year ended December 31, 2025. The increase in ARPU was a result of price increases initiated in September 2025 and 2024, as well as general increases in pass-through fees, which effectively have corresponding costs associated with them. The decrease in paging revenue was partially offset by an increase in product revenue, driven by the pricing increase on one-time fees assessed for pagers not returned at contract termination, implemented in early 2025. Product revenue includes one-time fees when customers cancel our services and is highly variable as the fees are charged to customers when pagers are disconnected and the customer is unable to return the units.

We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of December 31,			Revenue for the Year Ended December 31,			Change Due To:
(Units and Dollars in Thousands)	2025	2024	Change	2025	2024	Change	ARPU	Units

Paging revenue	675	720	(45)	$68,559	$70,958	$(2,399)	$1,914	$(4,313)
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
Software revenue increased during 2025 when compared to 2024, primarily as a result of higher professional services revenue, resulting from increased sales of our managed services offering as well as targeted hiring efforts over the last 12 months, as we aligned staffing levels with our backlog. This increase was partially offset by decreases in license and maintenance and subscription revenue, driven by lower license sales.

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

The following is a review of our operating expense categories for the years ended December 31, 2025 and 2024.
Cost of revenue: increased by $1.1 million, or 3.8%, for the year ended December 31, 2025, compared to 2024. This increase was primarily driven by the need for additional professional services personnel to better align staffing levels with our backlog.
Research and development: increased by $0.5 million, or 4.5%, for the year ended December 31, 2025, compared to 2024. This increase was driven by our continued effort to invest in the enhancement of our software solutions.
Technology operations: decreased by $1.0 million, or 4.0%, for the year ended December 31, 2025, compared to 2024. The decrease was driven by a reduction in the number of active transmitters, resulting from our network rationalization efforts. The number of active transmitters, which directly affects our telecommunications and site rent expenses, declined 5.9% from December 31, 2024 to December 31, 2025.
Selling and marketing: increased by $1.5 million, or 9.1%, for the year ended December 31, 2025, compared to 2024. This increase was primarily driven by higher commissions and personnel costs. The second quarter of 2024 included a one-time benefit of approximately $0.9 million to adjust for commissions expense that was previously expensed as incurred under an ASC 606 practical expedient.
General and administrative: increased by $0.6 million, or 2.0%, for the year ended December 31, 2025, compared to 2024. This increase was primarily driven by technology costs, legal costs unrelated to core business activities and non-recurring in nature, and bad debt, partially offset by lower compensation costs.
Severance and restructuring: decreased by $0.6 million, or 58.5%, for the year ended December 31, 2025, compared to 2024, primarily due to expenses related to the early termination of the lease of our corporate headquarters in Alexandria, Virginia in 2024.
Depreciation and accretion: decreased by $0.7 million, or 17.3%, for the year ended December 31, 2025, compared to 2024, primarily due to decreases in accretion and pager depreciation, offset by increases in asset retirement cost.
Interest Income, Other Income (Expense) and Provision for Income Taxes
Interest income: decreased by $0.3 million for the year ended December 31, 2025, compared to 2024, primarily due to a decrease in interest earned on the Company's cash balances, driven by lower interest rates from macroeconomic events.
Other income (expense): other income increased by $1.0 million, for the year ended December 31, 2025, compared to 2024, primarily due to the gain on sale of a domain name for $0.7 million and a gain on asset retirement obligation settlement for $0.1 million.

Provision for income taxes:
The following provides the effective tax rate reconciliation for the years ended December 31, 2025, 2024 and 2023 (See Note 9, "Income Taxes" in the Notes to Consolidated Financial Statements for further discussion on our income taxes):

(Dollars in thousands)	2025		2024 (b)		2023 (b)

Income before income taxes	$21,442		$20,032		$22,325

Income taxes computed at the federal statutory rate	$4,503	21.0%	$4,207	21.0%	$4,688	21.0%
State and local income taxes, net of federal benefit (a)	1,134	5.3%	886	4.4%	1,343	6.0%
Foreign tax effects
Other foreign jurisdictions	2	—%	—	—%	—	—%
Research and development and other tax credits	(180)	(0.8)%	—	—%	—	—%
Nontaxable or Nondeductible items
Excess executive compensation	862	4.0%	609	3.0%	405	1.8%
Stock compensation	(672)	(3.1)%	—	—%	—	—%
Other	(47)	(0.2)%	—	—%	—	—%
Other adjustments	(41)	(0.2)%	(635)	(3.1)%	223	1.0%
Provision for income taxes	$5,561	25.9%	$5,067	25.3%	$6,659	29.8%
(a) During the year ended December 31, 2025, state taxes in California, Illinois, Virginia, Pennsylvania, New Jersey and Massachusetts made up the majority (greater than 50 percent) of the tax effect in this category.

(b) The Company adopted ASU 2023‑09 prospectively in 2025. Prior periods have not been restated and therefore do not reflect the disaggregation requirements introduced by the standard.
The provision for income taxes increased by $0.5 million for the year ended December 31, 2025, compared to 2024, due to an increase in federal and state income taxes, stemming from higher income in 2025. Our investment in research and development in prior years qualified for the research and development income tax credit under Section 41 of the IRC. Unused research and development tax credits have a 20-year carry-over and will provide future tax benefits once Spok’s net operating losses are fully utilized.
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
We had a valuation allowance of $1.9 million and $2.3 million as of December 31, 2025 and 2024, respectively, related to federal foreign tax credits and certain state net operating losses and state tax credits, as we do not believe current projections of future taxable income will be sufficient to utilize those tax assets and credits prior to expiration. The change of $0.4 million resulted from a decrease in state tax credit carry-forwards as compared to 2024.
Refer to Note 1, "Organization and Significant Accounting Policies" and Note 9, "Income Taxes" in the Notes to Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2025, we held cash and cash equivalents of $25.3 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. We maintain the majority of our cash and cash equivalents in accounts with major United States and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.

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
With our ongoing efforts to maximize revenue and optimize costs, we anticipate positive cash flow generation will continue in future operating periods.
In February 2022, the Board of Directors authorized a share repurchase program of up to $10 million of the Company's common stock. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.
On February 25, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock, with a record date of March 16, 2026 and a payment date of March 31, 2026. This cash dividend of approximately $6.5 million is expected to be paid from available cash on hand.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at December 31, 2025, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023

Net cash provided by operating activities	$28,949	$28,922	$26,184
Net cash used in investing activities	(3,052)	(3,209)	(3,417)
Net cash used in financing activities	(29,790)	(28,537)	(26,677)
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
For the years ended December 31, 2025 and 2024, net cash provided by operating activities remained steady at $28.9 million.

For the years ended December 31, 2025 and 2024, net cash used in investing activities was $3.1 million and $3.2 million, respectively, primarily due to capital expenditures. For the year ended December 31, 2025, the net cash also includes proceeds from the sale of a domain name.
Financing Activities
For the years ended December 31, 2025 and 2024, net cash used in financing activities was $29.8 million and $28.5 million, respectively, primarily due to cash distributions to stockholders of $27.3 million and $26.4 million and the purchase of common stock for tax withholding on vested equity awards of $2.8 million and $2.4 million , respectively.
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
Our contractual payment obligations for operating leases apply to leases for office space and transmitter locations.
The following table provides the Company's significant commitments and contractual obligations as of December 31, 2025:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$7,754	$2,676	$3,550	$948	$580
Unconditional purchase obligations	2,804	1,316	1,488	—	—
Total contractual obligations	$10,558	$3,992	$5,038	$948	$580
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
The Company evaluates contingencies on an ongoing basis and establishes loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. As part of this evaluation, for the year ended December 31, 2025, the Company did not identify any probable losses.

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
Revenue Recognition
We review each contract to determine whether to account for the various promises as one or more performance obligations. The assessment and determination of performance obligations for a given contract requires significant judgment. Wireless service contracts are generally considered to be a single promise and. therefore, accounted for as a single performance obligation. Contracts which include goods or services related to our software solutions and subscriptions are generally sold with multiple promises, and therefore, will often include multiple performance obligations. Material performance obligations related to the sale of our software solutions include software licenses, professional services - projects, professional services - managed services, hardware and maintenance.
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
Our wireless, professional, maintenance and subscription services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations that include wireless, maintenance, professional services - managed services and subscription services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services - projects, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred. This is a significant area of judgment as it requires an estimate at completion ("EAC") for each contract. Our initial EAC is primarily based on prior experience also taking into consideration any specific facts and circumstances for a given contract. As projects progress, the EAC is periodically updated and reviewed to ensure the timing of revenue recognition is appropriate. The creation, maintenance and review of a project's EAC requires significant judgment to determine an appropriate number of hours over which the remaining project is expected to be completed.
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
Income Taxes
Deferred income tax assets and liabilities are calculated based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether, based on all available evidence, it is "more likely than not" (meaning a probability of greater than 50%) that all or some portion of our deferred income tax assets will be realized in future periods. We provide a valuation allowance when we consider it "more likely than not" that a deferred income tax asset will not be fully recovered. The assessment of our deferred income tax assets requires significant judgment, however, our methods, assumptions, and estimates used in assessing the need for a valuation allowance remained materially unchanged in 2025. We maintained a valuation allowance of $1.9 million and $2.3 million as of December 31, 2025 and 2024, respectively, related to federal foreign tax credits and certain state net operating losses and state tax credits, as we do not believe current projections of future taxable income will be sufficient to utilize those tax assets and credits prior to expiration. The change of $0.4 million resulted from a decrease in state tax credit carry-forwards as compared to 2024.
Impairment of Goodwill and Long-Lived Assets
We are required to evaluate the carrying value of our goodwill, long-lived assets and intangible assets subject to amortization.
Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We generally perform this annual impairment test in the fourth quarter of the fiscal year. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. Significant judgment is required in the determination of a triggering event given the qualitative nature of the assessment. The fair value of the reporting unit is estimated under a market-based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g., point-in-time application, simple moving average, exponential moving average), as well as application of an estimated control premium, if necessary. The estimated control premium is based on a review of current and past market information published by a third-party resource, assessment of the Company's future projected discounted cash flows and other relevant information if available. Our methods, assumptions, and estimates used in assessing goodwill in a quantitative form remained materially unchanged in 2025. We recorded no impairment of goodwill for the years ended December 31, 2025, 2024 and 2023.
Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived assets (asset groups) may not be recoverable. Similar to our quarterly assessment of goodwill, significant judgment is required in the determination of a triggering event given the qualitative nature of the assessment. We did not identify any triggering events for long-lived assets in 2025. We did not record any impairment of long-lived assets for the years ended December 31, 2025 and 2024.
There were no remaining amortizable intangible assets at December 31, 2025 and 2024.
Recent Accounting Pronouncements
Refer to Note 2, "Recent Accounting Standards," in the Notes to Consolidated Financial Statements for a summary of recent and pending accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2025, we had no outstanding borrowings or associated debt service requirements.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no reportable events.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal year. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Based on our evaluation under the 2013 Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which appears in this 2025 Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information called for by Items 10 through 14 is incorporated by reference from Spok’s definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2026.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information required by this item is incorporated by reference from Spok’s definitive Proxy Statement for our 2026 Annual Meeting of Stockholders:
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
We have adopted an Employee Policy Statement on Inside Information and Securities Trading and a Policy Statement on Inside Information and Securities Trading, that govern the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and are reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. Copies of our policies are filed as Exhibit 19.1 and Exhibit 19.2 to this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2026 Annual Meeting of Stockholders entitled "Compensation Discussion and Analysis."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2026 Annual Meeting of Stockholders entitled "Security Ownership of Certain Beneficial Owners and Management."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2026 Annual Meeting of Stockholders entitled "Related Party Transactions and Code of Business Conduct and Ethics." The information required by this item with respect to director independence is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2026 Annual Meeting of Stockholders entitled "Board of Directors and Governance Matters."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2026 Annual Meeting of Stockholders entitled "Independent Registered Public Accounting Firm Fees."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this 2025 Form 10-K:
1.Financial Statements. As listed in the index to financial information on page F-1
2.Financial Statement Schedules. All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the related notes thereto.
3.Exhibits. As listed in the index to exhibits on page F-1

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spok Holdings, Inc.

By:	/s/ Vincent D. Kelly
Vincent D. Kelly
President and Chief Executive Officer
February 26, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	February 26, 2026
Vincent D. Kelly

/s/ Calvin C. Rice	Chief Financial Officer (principal financial officer and principal accounting officer)	February 26, 2026
Calvin C. Rice

/s/ Christine M. Cournoyer	Chairman of the Board	February 26, 2026
Christine M. Cournoyer

/s/ Dr. Bobbie Byrne	Director	February 26, 2026
Dr. Bobbie Byrne

/s/ Randy Hyun	Director	February 26, 2026
Randy Hyun

/s/ Brett Shockley	Director	February 26, 2026
Brett Shockley

/s/ Todd Stein	Director	February 26, 2026
Todd Stein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Spok Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an unqualified opinion.

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

Revenue recognition for new software contracts with multiple performance obligations
As described in Note 1 to the financial statements, contracts with customers for the Company’s software solutions typically include multiple promises and, as a result, multiple performance obligations. Material performance obligations related to the sale of the Company’s software solutions include software licenses, professional services - projects, professional services - managed services, hardware and maintenance. When a contract contains multiple performance obligations, the Company allocates the total transaction price to each material performance obligation based on the estimated relative standalone selling prices. We identified the revenue recognition for new contracts with multiple performance obligations as a critical audit matter.

The principal consideration for our determination that revenue recognition for new software contracts with multiple performance obligations is a critical audit matter is due to the challenging nature of auditing the accuracy of these revenue transactions, including the identification of the material performance obligations, the allocation of the estimated standalone selling price, and the timing of revenue recognition.

Our audit procedures relating to revenue recognition for new software contracts with multiple performance obligations included the following for a sample of transactions:

•Evaluating the design and operating effectiveness of internal controls over revenue recognition for new software contracts with multiple performance obligations.

•Obtaining and inspecting source documentation, including contracts and related amendments, if any.
•Testing the Company’s annual assessment and related calculation of the estimated standalone selling price for material performance obligations.
•Recalculating the allocation of the transaction price to each identified material performance obligation based on the estimated relative standalone selling prices.
•Testing the mathematical accuracy of management’s revenue recognition calculations, including the timing of revenue recognized in the financial statements.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2006.

Arlington, Virginia
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Spok Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia
February 26, 2026

SPOK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share amounts)	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$25,280	$29,145
Accounts receivable, net	22,644	21,950
Prepaid expenses	8,909	9,362
Other current assets	1,051	840
Total current assets	57,884	61,297
Non-current assets:
Property and equipment, net	5,723	5,952
Operating lease right-of-use assets	6,477	8,249
Goodwill	99,175	99,175
Deferred income tax assets, net	36,530	41,686
Other non-current assets	322	744
Total non-current assets	148,227	155,806
TOTAL ASSETS	$206,111	$217,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,975	$5,630
Accrued compensation and benefits	7,361	7,363
Deferred revenue	30,452	28,366
Operating lease liabilities	2,676	2,904
Other current liabilities	4,645	4,511
Total current liabilities	49,109	48,774
Non-current liabilities:
Asset retirement obligations	4,902	5,945
Operating lease liabilities	4,263	5,869
Other non-current liabilities	1,458	1,769
Total non-current liabilities	10,623	13,583
TOTAL LIABILITIES	59,732	62,357
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock—$0.0001 par value; 75,000,000 shares authorized; 20,610,364 and 20,284,177 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	2	2
Additional paid-in capital	108,212	105,736
Accumulated other comprehensive loss	(1,756)	(1,784)
Retained earnings	39,921	50,792
TOTAL STOCKHOLDERS’ EQUITY	146,379	154,746
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,111	$217,103
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2025	2024	2023

Revenue:
Wireless revenue	$72,522	$73,523	$75,968
Software revenue	67,186	64,130	63,057
Total revenue	139,708	137,653	139,025
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	29,785	28,707	27,094
Research and development	12,216	11,694	10,684
Technology operations	24,603	25,635	27,145
Selling and marketing	17,703	16,220	16,746
General and administrative	31,804	31,180	31,059
Severance and restructuring	458	1,104	573
Depreciation and accretion	3,429	4,148	4,496
Total operating expenses	119,998	118,688	117,797
Operating income	19,710	18,965	21,228
Interest income	820	1,153	1,099
Other income (expense)	912	(86)	(2)
Income before income taxes	21,442	20,032	22,325
Provision for income taxes	(5,561)	(5,067)	(6,659)
Net income	$15,881	$14,965	$15,666
Basic net income per common share	$0.77	$0.74	$0.79
Diluted net income per common share	$0.75	$0.73	$0.77
Basic weighted average common shares outstanding	20,554,970	20,241,073	19,953,747
Diluted weighted average common shares outstanding	21,054,447	20,565,287	20,343,912
Cash dividends declared per common share	$1.250	$1.250	$1.250
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023

Net income	$15,881	$14,965	$15,666
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	28	(20)	145
Other comprehensive income (loss)	28	(20)	145
Comprehensive income	$15,909	$14,945	$15,811
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital and Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2023	19,703,800	$2	$97,999	$73,096	$171,097
Net income	—	—	—	15,666	15,666
Issuance of common stock under the Employee Stock Purchase Plan	23,422	—	210	—	210
Issuance of restricted stock under the Equity Plan	409,396	—	—	—	—
Purchase of common stock for tax withholding	(144,516)	—	(1,245)	—	(1,245)
Amortization of stock-based compensation	—	—	4,063	—	4,063
Cash dividends declared	—	—	—	(26,165)	(26,165)
Cumulative translation adjustment	—	—	145	—	145
Balance, December 31, 2023	19,992,102	$2	$101,172	$62,597	$163,771
Net income	—	—	—	14,965	14,965
Issuance of common stock under the Employee Stock Purchase Plan	21,755	—	272	—	272
Issuance of restricted stock under the Equity Plan	421,346	—	—	—	—
Purchase of common stock for tax withholding	(151,026)	—	(2,428)	—	(2,428)
Amortization of stock-based compensation	—	—	4,956	—	4,956
Cash dividends declared	—	—	—	(26,770)	(26,770)
Cumulative translation adjustment	—	—	(20)	—	(20)
Balance, December 31, 2024	20,284,177	$2	$103,952	$50,792	$154,746
Net income	—	—	—	15,881	15,881
Issuance of common stock under the Employee Stock Purchase Plan	23,753	—	312	—	312
Issuance of restricted stock under the Equity Plan	475,001	—	—	—	—
Purchase of common stock for tax withholding	(172,567)	—	(2,843)	—	(2,843)
Amortization of stock-based compensation	—	—	5,007	—	5,007
Cash dividends declared	—	—	—	(26,752)	(26,752)
Cumulative translation adjustment	—	—	28	—	28
Balance, December 31, 2025	20,610,364	$2	$106,456	$39,921	$146,379
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023

Operating activities:
Net income	$15,881	$14,965	$15,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	3,429	4,148	4,496
Deferred income tax expense	5,168	4,573	6,378
Stock-based compensation	5,007	4,956	4,063
Gain on sale of domain name	(701)	—	—
Gain on asset retirement obligation settlement	(123)	—	—
Provisions for credit losses, service credits and other	1,254	846	950
Changes in assets and liabilities:
Accounts receivable	(1,955)	506	2,580
Prepaid expenses and other assets	652	(1,845)	(909)
Net operating lease liabilities	(62)	(36)	(1,264)
Accounts payable and other liabilities	(1,742)	(1,184)	(5,217)
Deferred revenue	2,141	1,993	(559)
Net cash provided by operating activities	28,949	28,922	26,184
Investing activities:
Purchases of property and equipment	(3,753)	(3,209)	(3,417)
Proceeds from sale of domain name	701	—	—
Net cash used in investing activities	(3,052)	(3,209)	(3,417)
Financing activities:
Cash distributions to stockholders	(27,259)	(26,381)	(25,642)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	312	272	210
Purchase of common stock for tax withholding on vested equity awards	(2,843)	(2,428)	(1,245)
Net cash used in financing activities	(29,790)	(28,537)	(26,677)
Effect of exchange rate on cash and cash equivalents	28	(20)	145
Net decrease in cash and cash equivalents	(3,865)	(2,844)	(3,765)
Cash and cash equivalents, beginning of period	29,145	31,989	35,754
Cash and cash equivalents, end of period	$25,280	$29,145	$31,989
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
Amounts shown on the Consolidated Statements of Operations within the operating expense categories include cost of revenue exclusive of research and development, technology operations, selling and marketing, general and administrative, severance and restructuring and depreciation and accretion. These items are shown separately on the Consolidated Statements of Operations within operating expenses to the extent that they are considered material for the periods presented.
Certain amounts in the Consolidated Financial Statements, for the years ended December 31, 2024 and 2023, have been reclassified to conform to the current presentation for the year ended December 31, 2025. Management concluded that presenting certain information technology ("IT") expenses within their respective functional expense categories provides a more meaningful and representative depiction of the nature of these costs. Accordingly, we reclassified these IT-related expenses from general and administrative to the applicable functional categories for all periods presented. These reclassifications had no effect on the reported results of operations or the statement of financial position.
To conform with the current year presentation, we reclassified previously reported operating expenses for the years ended December 31, 2024 and 2023 as follows:

	For the Year Ended December 31, 2024
(Dollars in thousands)	As Previously Reported	Adjustment	As Reclassified
Cost of revenue	$28,430	$277	$28,707
Research and development	11,548	146	11,694
Technology operations	24,306	1,329	25,635
Selling and marketing	15,851	369	16,220
General and administrative	33,301	(2,121)	31,180
Total operating expenses	$113,436	$—	$113,436

	For the Year Ended December 31, 2023
(Dollars in thousands)	As Previously Reported	Adjustment	As Reclassified
Cost of revenue	$26,818	$276	$27,094
Research and development	10,549	135	10,684
Technology operations	25,843	1,302	27,145
Selling and marketing	16,350	396	16,746
General and administrative	33,168	(2,109)	31,059
Total operating expenses	$112,728	$—	$112,728
Use of Estimates
The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate estimates and assumptions, including, but not limited, to those related to the impairment of long-lived assets, goodwill, accounts receivable allowances, revenue recognition, depreciation and accretion expense, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
We review each contract to determine whether to account for the various promises as one or more performance obligations. The assessment and determination of performance obligations for a given contract requires significant judgment. Wireless service contracts are generally considered to be a single promise and. therefore, accounted for as a single performance obligation. Contracts which include goods or services related to our software solutions and subscriptions are generally sold with multiple promises, and therefore, will often include multiple performance obligations. Material performance obligations related to the sale of our software solutions include software licenses, professional services - projects, professional services - managed services, hardware and maintenance.
More often than not, total consideration will equate to the stated value on the contract taking into consideration any period or term over which services are to be provided, if applicable. However, we could have contracts in which variable consideration is present. It is common for our contracts that include wireless services to contain customer penalties if rental pagers are not returned and fees for usage of services in excess of the contractually allotted amount for a given period. It is also common for our contracts that include professional services to include travel-related costs. These are costs which we incur in the normal course of delivering professional services and are generally billable to the customer based on our incurred expenses. These elements of variable consideration are fully constrained when an agreement is initially executed and are generally not considered estimable until the penalties, fees or costs have been incurred or are otherwise known. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimating variable consideration requires significant judgment and our assessment includes all relevant information that is reasonably available to us including historical and current and forecasted information. We have elected to exclude from revenue all amounts collected on behalf of third parties, and therefore, items such as sales and use tax are excluded from our calculation of the total transaction price.
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
Our wireless, professional, maintenance and subscription services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations that include wireless, maintenance, professional services - managed services and subscription services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services - projects, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred. This is a significant area of judgment as it requires an estimate at completion ("EAC") for each contract. Our initial EAC is primarily based on prior experience also taking into consideration any specific facts and circumstances for a given contract. As projects progress, the EAC is periodically updated and reviewed to ensure the timing of revenue recognition is appropriate. The creation, maintenance and review of a project's EAC requires significant judgment to determine an appropriate number of hours over which the remaining project is expected to be completed.

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
Incremental Costs of Obtaining a Contract and Costs to Fulfill a Contract
Our incremental costs primarily relate to sales commissions. We capitalize commissions and proportionally recognize the related expense to revenue as it is recognized on the underlying performance obligations. Some of these costs may relate to specific future anticipated contracts, specifically future maintenance renewals, on which we do not pay commensurate sales commissions. We amortize commission costs proportionally with revenue, thus it is necessary for us to estimate future revenues when there are future anticipated contracts. We estimate future revenues based on anticipated renewal amounts over an expected useful life (e.g., the period over which we believe the initial sales commissions relate to future anticipated contracts). The expected useful life is based on a review of our product life cycles, customer upgrade patterns and the rate at which customers renew maintenance. Commission expense was $4.0 million, $3.2 million and $4.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Commission expense is classified within the selling and marketing operating expenses category.
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
We recorded no impairment of goodwill for the years ended December 31, 2025, 2024 and 2023.
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
There were no remaining amortizable intangible assets at December 31, 2025 and 2024.
We did not record any impairment of long-lived assets for the years ended December 31, 2025 and 2024.
Accounts Receivable Allowances
Our two most significant allowance accounts are: an allowance for credit losses and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses, respectively.
Estimates are used in determining the allowance for credit losses and are based on historical collection experience and current trends, as well as known specific collection risks. In determining these estimates, we review historical write-offs, including comparisons of write-offs to provisions for credit losses. We compare the ratio of the allowance to gross receivables to historical levels, and monitor amounts collected and related statistics. We write-off receivables when they are deemed uncollectible. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that the future write-off experience will be consistent with historical experience, which could result in material differences when compared to the allowance for credit losses and related provisions.

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
Asset Retirement Obligations
We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located at leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists. Asset retirement costs are reflected in paging equipment assets with depreciation expense recognized over the estimated lives, which range between one and fifteen years. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date. When an asset retirement obligation ("ARO") arises, the liabilities and corresponding assets are recorded at their present value using a discounted cash flow approach and the liabilities are accreted using the interest method.
The recognition of an asset retirement obligation requires that management make numerous assumptions regarding such factors as the cost and timing of deconstruction; the credit-adjusted risk-free rate to be used; inflation rates; and future advances in technology. The fair value of contractor fees to remove each asset, based on historical trend, is estimated to escalate by 3.1% each year through the terminal date. The total estimated liability is based on the estimated future value of those costs and the timing of deconstruction. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability for that asset is recognized in other expense as a gain or loss in the Company’s Consolidated Statements of Operations.
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
Deferred income tax assets and liabilities are calculated based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether, based on all available evidence, it is "more likely than not" (meaning a probability of greater than 50%) that all or some portion of our deferred income tax assets will be realized in future periods. We provide a valuation allowance when we consider it "more likely than not" that a deferred income tax asset will not be fully recovered. The Company had a valuation allowance of $1.9 million and $2.3 million as of December 31, 2025 and 2024, respectively, related to federal foreign tax credits and certain state net operating losses and state tax credits, as we do not believe current projections of future taxable income will be sufficient to utilize those tax assets and credits prior to expiration. The change of $0.4 million resulted from a decrease in state tax credit carry-forwards as compared to 2024.
Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the "more likely than not" threshold based on the technical merits of the positions. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. The assessment of an uncertain tax position requires significant judgment. We had no uncertain tax positions for the periods ended December 31, 2025 and 2024 (see Note 9, "Income Taxes" for additional details).

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
Advertising Expenses
Advertising costs are charged to operations when incurred. Advertising costs are classified as selling and marketing expenses. Advertising expenses were $0.7 million for each of the years ended December 31, 2025, 2024 and 2023.
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
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different geographic locations, primarily within the United States. We perform ongoing credit evaluations of our customers, and generally do not require collateral. We maintain an allowance for estimated credit losses. Our bad debt expenses were $0.8 million for the year ended December 31, 2025 and $0.3 million for both the years ended December 31, 2024 and 2023. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected. No customer represented 10% or more of total revenue or accounts receivable during the years ended December 31, 2025, 2024 and 2023.
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
Financial instruments including cash and cash equivalents, accounts receivable and accounts payable all have fair values that approximate their carrying values at December 31, 2025 and 2024 due to their short maturities.
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
NOTE 2 - RECENT ACCOUNTING STANDARDS
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and the income taxes paid. The update is effective for fiscal years beginning after December 15, 2024. We adopted the ASU prospectively for the year ending December 31, 2025, which required additional disclosures but did not otherwise impact our Consolidated Financial Statements. Refer to Note 9, "Income Taxes" for the inclusion of the new required disclosures.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which introduces a practical expedient when developing reasonable and supportable forecasts as part of estimating credit losses on current accounts receivable and current contract assets the entity may assume the current conditions as of the balance sheet date do not change for the remaining life of the asset. The update is effective prospectively for fiscal years beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted. We early adopted the ASU and applied the practical expedient prospectively for the year ending December 31, 2025. Refer to our accounting policies in Note 1, “Organization and Significant Accounting Policies” and Note 5, "Consolidated Financial Statements' Components" for activities in the balance of allowance for credit losses.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements. This update is effective prospectively for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption and retrospective application permitted. We are currently evaluating the impact the update will have on our Consolidated Financial Statement disclosures.
We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

NOTE 3 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following table presents our revenues disaggregated by revenue type:

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023

Revenue:
Paging revenue	$68,559	$70,958	$73,135
Product and other revenue	3,963	2,565	2,833
Wireless revenue	$72,522	$73,523	$75,968

License	$7,347	$7,648	$8,721
Professional services - projects	15,496	14,616	13,305
Professional services - managed services	6,623	3,259	1,389
Hardware	1,287	1,382	2,675
Maintenance and subscription	36,433	37,225	36,967
Software revenue	$67,186	$64,130	$63,057
Total revenue	$139,708	$137,653	$139,025
The Company is currently structured as a single operating (and reportable) segment, a clinical communication and collaboration business. Sales are assigned to subsidiaries based on the geographic location of the customer at the signing of a contract. The United States was the only country that accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2025, 2024 and 2023. Revenue generated in the United States and internationally consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023

Revenue:
United States	$137,004	$134,998	$135,804
International	2,704	2,655	3,221
Total revenue	$139,708	$137,653	$139,025

Deferred Revenue

Our deferred revenue represents payments made to, or due from, customers in advance of our performance. Deferred revenue that is expected to be recognized as revenue during the next twelve-month period is recorded in deferred revenue and the remaining portion is recorded within other non-current liabilities in the Condensed Consolidated Balance Sheets. Changes in the balance of total deferred revenue are as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024

Balance at beginning of year	$28,939	$26,946
Additions	69,082	65,575
Revenue recognized	(66,941)	(63,582)
Balance at end of year	$31,080	$28,939
During the year ended December 31, 2025, the Company recognized $24.3 million of revenue related to amounts deferred as of December 31, 2024.

Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions are as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024

Balance at beginning of year	$3,322	$2,285
Additions	4,490	4,235
Commissions recognized	(4,014)	(3,198)
Balance at end of year	$3,798	$3,322
Prepaid commissions are included within prepaid expenses in the Consolidated Balance Sheets and commissions expense is included within selling and marketing on the Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of consideration allocated to remaining performance obligations at December 31, 2025 was $58.2 million, which excludes $16.1 million of additional transaction value that was deemed cancellable by the customer without significant penalty. We expect to recognize approximately $33.5 million of our remaining performance obligations over the next 12 months and, $13.8 million over the next 13 to 24 months, with the remaining balance recognized thereafter.
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
Lease costs are included in Technology Operations and General and Administrative expenses on the Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023

Operating lease cost	$2,952	$3,860	$4,572
Short-term lease cost	7,741	9,174	9,267
Total lease cost	$10,693	$13,034	$13,839

The following table presents supplemental cash flow information:

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$2,991	$4,433	$5,995
Right-of-use assets obtained in exchange for lease obligations	$759	$1,566	$(60)

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
(Dollars in thousands)	2025	2024	2023

Weighted-average remaining lease term - operating leases (in years)	3.70	4.30	4.20
Weighted-average discount rate - operating leases	6.67%	6.56%	5.84%
Maturities of lease liabilities as of December 31, 2025, were as follows:

(Dollars in thousands)	For the Year Ended December 31,

2026	$2,676
2027	2,086
2028	1,464
2029	538
2030	410
Thereafter	580
Total future lease payments	7,754
Imputed interest	(815)
Total	$6,939

NOTE 5 - CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation and Accretion
Depreciation and accretion consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023

Depreciation
Leasehold improvements	$124	$138	$87
Asset retirement costs	91	(417)	(261)
Paging and computer equipment	2,849	3,435	3,792
Furniture, fixtures and vehicles	275	295	222
Total depreciation	3,339	3,451	3,840
Accretion	90	697	656
Total depreciation and accretion expense	$3,429	$4,148	$4,496
Other Income (Expense)
For the year ended December 31, 2025, the Company recognized other income of $0.9 million, compared to other expense of $0.1 million for the year ended 2024 and a nominal amount for the year ended 2023. The other income for the year ended December 31, 2025 primarily consists of a gain of $0.7 million from the sale of a domain name in the second quarter of 2025 and gain on asset retirement settlement of $0.1 million in the fourth quarter of 2025.
Accounts Receivable, net
Accounts receivable was recorded net of an allowance of $1.0 million for the years ended December 31, 2025 and 2024 and $1.6 million for the year ended December 31, 2023. Our two most significant allowance accounts are: allowance for credit losses and allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses. We had an allowance for service credits of a nominal amount for the year ended December 31, 2025 and $0.4 million for both the years ended December 31, 2024 and 2023. The following table presents the changes in the balance of allowance for credit losses for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023

Balance at beginning of year	$644	$1,187	$1,545
Provisions for credit losses	841	314	327
Write-offs	(579)	(857)	(685)
Balance at end of year	$906	$644	$1,187
Accounts receivable, net, included $6.3 million, $6.4 million and $6.0 million of unbilled receivables for the years ended December 31, 2025, 2024 and 2023, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, and will generally be billed upon passage of time.
Property and Equipment, net
Property and equipment, net consisted of the following for the periods stated:

	Useful Life (In Years)	For the Year Ended December 31,
(Dollars in thousands)		2025	2024

Leasehold improvements	lease term	$2,728	$2,430
Asset retirement costs	1-15	4,212	4,864
Paging and computer equipment	1-5	81,573	83,895
Furniture, fixtures and vehicles	3-5	2,610	2,570
Total property and equipment		91,123	93,759
Accumulated depreciation		(85,400)	(87,807)
Total property and equipment, net		$5,723	$5,952

For purposes of assessing our asset retirement costs, we completed a review of the estimated useful life of our transmitter assets during the fourth quarter of 2025 (that are part of paging and computer equipment). Based on the review, no change in the expected useful life of the transmitters was noted as compared to 2024. We believe these estimates remain reasonable at the present time, but we can give no assurance that changes in technology, customer usage patterns, our financial condition, the economy or other factors would not result in changes to our transmitter decommissioning plans. Any further variations from our estimates could result in a change in the expected useful lives of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense.
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
As of December 31, 2025, we had goodwill of $99.2 million, which includes accumulated impairment losses of $33.9 million. There was no change in goodwill as compared to December 31, 2024.

Intangible Assets, Net
Intangible assets related primarily to customer relationships with an original gross carrying amount of $25.0 million, that were being amortized over a period of 10 years and became fully amortized during the quarter ended March 31, 2021. As of December 31, 2025, we had no remaining amortizable intangible assets. There was no change as compared to December 31, 2024.
NOTE 7 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities for the periods stated were as follows:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance as of December 31, 2023	$206	$7,191	$7,397
Accretion	589	108	697
Amounts paid	(462)	—	(462)
Reductions	287	(1,425)	(1,138)
Reclassifications	(71)	71	—
Balance as of December 31, 2024	549	5,945	6,494
Accretion	(591)	681	90
Amounts paid	(377)	—	(377)
Reductions	(28)	(624)	(652)
Gain on asset retirement obligation settlement	—	(123)	(123)
Reclassifications	977	(977)	—
Balance as of December 31, 2025	$530	$4,902	$5,432
Additions and reductions other than accretion, reclassifications and amounts paid primarily relate to changes in estimates of the underlying liability, specifically related to updates in estimated costs to remove a transmitter and the estimated timing of removal. Estimated removal costs and timing refinements due to ongoing network rationalization activities are expected to accrete to a total liability of $10.1 million.
Additional information regarding asset retirement costs and accretion expense can be found in Note 5, "Consolidated Financial Statements' Components."
NOTE 8 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At December 31, 2025 and 2024, we had no stock options outstanding.
At December 31, 2025 and 2024, there were 20,610,364 and 20,284,177 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.
Dividends
For the years ended December 31, 2025, 2024 and 2023, our Board of Directors declared cash dividends of $1.25 per share of our outstanding common stock. Dividends declared that relate to unvested RSUs and unvested shares of restricted stock are accrued for and paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited. Cash dividends paid as disclosed in the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 included previously declared cash dividends on vested RSUs and on shares of vested restricted stock issued to non-executive members of our Board of Directors.
On February 25, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock, with a record date of March 16, 2026 and a payment date of March 31, 2026. This cash dividend of approximately $6.5 million is expected to be paid from available cash on hand.

Common Stock Repurchase Program
In February 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.
The Company did not repurchase any shares of its common stock during 2025, 2024 or 2023.
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

	For the Year Ended December 31,
(In thousands, except for share and per share amounts)	2025	2024	2023

Numerator:
Net income	$15,881	$14,965	$15,666

Denominator:
Basic weighted average common shares outstanding	20,554,970	20,241,073	19,953,747
Diluted weighted average common shares outstanding	21,054,447	20,565,287	20,343,912
Basic net income per common share	$0.77	$0.74	$0.79
Diluted net income per common share	$0.75	$0.73	$0.77
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

The following table summarizes the activities under the Equity Plan from January 1, 2023 through December 31, 2025:

Activity

Total equity securities available at January 1, 2023	683,052
Plus: Additional shares available for issuance under the Equity Plan	1,000,000
Less: RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(407,348)
Total equity securities available at December 31, 2023	1,275,704
Less: RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(313,660)
Total equity securities available at December 31, 2024	962,044
Less: RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(364,627)
Total equity securities available at December 31, 2025	597,417
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plan for the year ended December 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value per Share

Unvested at January 1, 2025	928,522	$10.81
Granted	379,976	15.04
Vested	(477,940)	9.80
Forfeited	(15,349)	13.92
Unvested at December 31, 2025	815,209	$13.32
Of the 815,209 unvested RSUs, DSUs and restricted stock outstanding at December 31, 2025, 426,674 RSUs include contingent performance requirements for vesting purposes. At December 31, 2025, there was $3.4 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.
During the years ended December 31, 2024 and 2023, the Company granted 317,704 and 471,272 RSUs, respectively, with a weighted-average grant date fair value of $15.46 and $8.46 per share, respectively. The fair value of RSUs that vested was $7.9 million, $6.7 million and $3.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, based on the closing price of the Company's common stock at the vesting date.
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

For the year ended December 31, 2025, 23,753 shares of the Company's stock were purchased for a total price of $312 thousand, as compared to 21,755 shares purchased for the year ended December 31, 2024, for a total price of $272 thousand.
The following table summarizes the activities under the ESPP from January 1, 2023, through December 31, 2025:

Activity

Total ESPP equity securities available at January 1, 2023	133,184
Less: common stock purchased by eligible employees	(23,422)
Total ESPP equity securities available at January 1, 2024	109,762
Less: common stock purchased by eligible employees	(21,755)
Total ESPP equity securities available at January 1, 2025	88,007
Less: common stock purchased by eligible employees	(23,753)
Total ESPP equity securities available at December 31, 2025	64,254
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
Stock-Based Compensation Expense
Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the grant date fair value of the instruments, over the instruments’ vesting period. The following table reflects stock-based compensation expense for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023

Performance-based RSUs	$1,912	$2,140	$1,809
Time-based RSUs and restricted stock	2,995	2,728	2,192
ESPP	100	88	62
Total stock-based compensation	$5,007	$4,956	$4,063

NOTE 9 - INCOME TAXES
The significant components of our provision for income taxes attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023

Income before income taxes	$21,442	$20,032	$22,325

Current:
Federal tax	$—	$—	$—
State tax	402	460	299
Foreign tax	(9)	34	(17)
Total current	393	494	282
Deferred:
Federal tax	4,360	4,047	5,099
State tax	778	522	1,010
Foreign tax	30	4	268
Total deferred	5,168	4,573	6,377
Provision for income taxes	$5,561	$5,067	$6,659
Upon adoption of ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", as described in Note 2, "Recent Accounting standards", cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows:

(Dollars in thousands)	For the Year Ended December 31, 2025

United States Federal	$—

State:
Massachusetts	60
Illinois	59
North Carolina	52
Texas	46
Pennsylvania	37
California	34
Other (a)	117
Total state:	405

Foreign	(3)

Total cash paid for income taxes (net of refunds)	$402
(a) The amount of income taxes paid during the year does not meet the 5% disaggregation threshold and is included in “Other”.
Cash paid for income taxes, net of refunds, during the years ended December 31, 2024 and 2023 was $0.6 million and $0.2 million, respectively.

Foreign income before income tax (benefit) expense is immaterial to consolidated income before income tax expense. The following table summarizes the principal elements of the difference between the United States federal statutory rate of 21% and our effective tax rate for the years ended December 31, 2025, 2024 and 2023:

(Dollars in thousands)	2025		2024 (b)		2023 (b)

Income before income taxes	$21,442		$20,032		$22,325

Income taxes computed at the federal statutory rate	$4,503	21.0%	$4,207	21.0%	$4,688	21.0%
State and local income taxes, net of federal benefit (a)	1,134	5.3%	886	4.4%	1,343	6.0%
Foreign tax effects
Other foreign jurisdictions	2	—%	—	—%	—	—%
Research and development and other tax credits	(180)	(0.8)%	—	—%	—	—%
Nontaxable or Nondeductible items
Excess executive compensation	862	4.0%	609	3.0%	405	1.8%
Stock compensation	(672)	(3.1)%	—	—%	—	—%
Other	(47)	(0.2)%	—	—%	—	—%
Other adjustments	(41)	(0.2)%	(635)	(3.1)%	223	1.0%
Provision for income taxes	$5,561	25.9%	$5,067	25.3%	$6,659	29.8%
(a) During the year ended December 31, 2025, state taxes in California, Illinois, Virginia, Pennsylvania, New Jersey and Massachusetts made up the majority (greater than 50 percent) of the tax effect in this category.

(b) The Company adopted ASU 2023‑09 prospectively in 2025. Prior periods have not been restated and therefore do not reflect the disaggregation requirements introduced by the standard.
The anticipated effective income tax rate is expected to continue to differ from the federal statutory rate primarily due to the effect of state income taxes and permanent differences between book and taxable income. The earnings of non-United States subsidiaries are deemed to be indefinitely reinvested in non-United States operations.

The components of deferred income tax assets, net at December 31, 2025 and 2024 were as follows:

	December 31,
(Dollars in thousands)	2025	2024

Capitalized research and development costs	$9,810	$11,494
Net operating loss carryforward	16,111	19,722
Property and equipment	3,662	3,521
Accrued liabilities, reserves and other expenses	1,882	2,361
Research and development credits	6,163	6,430
Tax credits	681	681
Stock-based compensation	1,909	1,862
Operating lease liabilities	1,765	2,243
Other	467	339
Gross deferred income tax assets	42,450	48,653
Deferred income tax liabilities:
Intangible assets	(2,325)	(2,319)
Right-of-use assets	(1,647)	(2,109)
Prepaid and other expenses	(29)	(211)
Gross deferred income tax liabilities	(4,001)	(4,639)
Net deferred income tax assets	38,449	44,014
Valuation allowance	(1,919)	(2,328)
Total deferred income tax assets, net	$36,530	$41,686
Net Operating Losses and Tax Credits
As of December 31, 2025, we had approximately $69.8 million of federal net operating losses available to offset future taxable income, of which approximately $24.8 million expire between 2027 and 2030 and $45.0 million were indefinite-lived.

As of December 31, 2025, we had approximately $25.7 million of state net operating losses available to offset future taxable income, of which approximately $18.0 million expire between 2027 and 2043 and $7.7 million were indefinite-lived.

As of December 31, 2025, we had approximately $6.2 million of research and development tax credit carryforwards that expire in varying amounts with expiration dates between 2030 through 2045.
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
The Company had a valuation allowance of $1.9 million and $2.3 million as of December 31, 2025 and 2024, respectively, related to federal foreign tax credits and certain state net operating losses and state tax credits, as the Company does not believe current projections of future taxable income will be sufficient to utilize those tax assets and credits prior to expiration. The change of $0.4 million resulted from a decrease in state tax credit carry-forwards as compared to 2024.
Income Tax Audits
The 2022, 2023 and 2024 federal and state income tax returns are within the statute of limitations (“SOL”) and are not currently under examination by any federal and state tax authority. The federal SOL generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards.

We operate in all states and the District of Columbia and are subject to various state income and franchise tax audits. The states’ SOL varies from three to four years from the later of the due date of the return or the date filed. We usually file our federal and all state and local income tax returns on or before October 15 of the following year; therefore, the SOL for those states with a three-year SOL is open for calendar years ending 2022 through 2024, and for the four-year SOL states, the SOL is open for years ending from 2021 through 2024.
NOTE 10 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements. Future payments under unconditional purchase obligations with a remaining term in excess of one year as of December 31, 2025, are as follows:

(Dollars in thousands)	Unconditional Purchase Obligations
For the Year Ended December 31,

2026	$1,316
2027	1,298
2028	190
2029	—
2030	—
Thereafter	—
Total	$2,804
Other Commitments
We have various letters of credit ("LOCs") outstanding with multiple state agencies which are considered to be immaterial to the Consolidated Financial Statements. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms.
Loss Contingencies
The Company evaluates contingencies on an ongoing basis and establishes loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. As part of this evaluation, no loss contingencies were identified for the years ended December 31, 2025, 2024 and 2023.
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

Future minimum lease payments under non-cancelable operating leases at December 31, 2025, were as follows:

(Dollars in thousands)	Operating Leases
For the Year Ended December 31,

2026	$2,676
2027	2,086
2028	1,464
2029	538
2030	410
Thereafter	580
Total	$7,754
These leases typically include renewal options and escalation clauses. Where material, we recognize rent expense on a straight-line basis over the lease period.
Total rent expense under operating leases for the years ended December 31, 2025, 2024 and 2023 was approximately $10.7 million, $13.0 million and $13.8 million, respectively.
NOTE 11 - EMPLOYEE BENEFIT PLANS
The Company has a savings plan in the United States, the Spok Holdings, Inc. Savings and Retirement Plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating United States employees may elect to contribute a percentage of their wages, subject to certain limitations. Matching contributions under the savings plan were approximately $1.3 million for the year ended December 31, 2025 and $1.2 million for both the years ended December 31, 2024 and 2023.
NOTE 12 - RELATED PARTIES
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as Chief Information Officer for an entity that is also a customer of the Company. For the years ended December 31, 2025, 2024 and 2023, we recognized revenues of $1.8 million, $1.4 million and $0.7 million, respectively, related to contracts from the entity at which the individual is employed. We had $0.7 million and nominal amounts as of December 31, 2025 and December 31, 2024, respectively, of outstanding receivables related to these contracts included in accounts receivable, net on the Condensed Consolidated Balance Sheets.

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
The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets. Depreciation and accretion details are tabulated in Note 5, "Consolidated Financial Statements' Components." An immaterial amount of long-lived assets were held outside of the United States for the years ended December 31, 2025 and 2024.
The principal category we use to disaggregate revenues is the nature of our products and services as presented in Note 3, "Revenue, Deferred Revenue and Prepaid Commissions." All of our revenues are derived from external customers. The table summarizing the disaggregation of the revenue by geography is disclosed in Note 3, "Revenue, Deferred Revenue and Prepaid Commissions."

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-32358	3.1	7/8/2014
3.2	Fourth Amended and Restated Bylaws of Spok Holdings, Inc dated October 26, 2022.	8-K	001-32358	3.1	10/28/2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Spok Holdings, Inc.	8-K	001-32358	3.1	9/3/2021
4.1*	Specimen of common stock certificate, par value $0.0001 per share	S-4/A	333-115769	4.1	10/6/2004
4.2	Description of securities registered under Section 12 of the Securities Exchange Act of 1934	10-K	001-32358	4.3	2/17/2022
10.1	Form of Indemnification Agreement for executive officers of Spok Holdings, Inc.	10-Q	001-32358	10.1	10/25/2018
10.2*	Form of Director’s Indemnification Agreement	10-Q	001-32358	10.24	10/30/2008
10.3†	NEO Severance and Change in Control Document	10-Q	001-32358	10.2	4/27/2017
10.4†	Form of Executive Severance and Change in Control Agreement	8-K	001-32358	10.1	8/16/2023
10.5†	Spok Holdings, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated)	10-K	001-32358	10.18	3/2/2017
10.6†	Spok Holdings, Inc. Amended and Restated 2020 Equity Incentive Award Plan	DEF 14A	001-32358	A	4/28/2023
10.7†	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2020 Equity Incentive Award Plan	10-K	001-32358	10.21	2/18/2021
10.8†	Spok Holdings, Inc. 2018 Long-Term Incentive Plan	10-K	001-32358	10.12	2/18/2021
10.9†	Exhibits to Spok Holdings, Inc., 2018 Long-Term Incentive Plan for the 2023-2025 performance period					Filed
10.10†	Spok Holdings, Inc. 2022 Short-Term Incentive Plan	10-K	001-32358	10.15	2/17/2022
10.11†	Spok Holdings, Inc. 2023 Short-Term Incentive Plan	10-K	001-32358	10.15	2/23/2023
10.12†	Spok Holdings, Inc. 2024 Short-Term Incentive Plan	10-K	001-32358	10.13	2/22/2024
10.13†	Spok Holdings, Inc. 2025 Short-Term Incentive Plan	10-K	001-32358	10.14	2/27/2025
10.14†	Spok Holdings, Inc. 2026 Short-Term Incentive Plan					Filed
10.15†	Employment Agreement, between Spok Holdings, Inc. and Vince D. Kelly, dated as of January 1, 2019	8-K	001-32358	10.1	1/4/2019
10.16†	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of February 16, 2022	10-Q	001-32358	10.1	4/28/2022
10.17†	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of October 10, 2023	8-K	001-32358	10.1	10/10/2023
10.18	Voting and Standstill Agreement, dated March 20, 2022, by and between Spok Holdings, Inc., Braeside Investments, LLC, Braeside Capital, L.P. and Braeside Capital II, L.P.	8-K	001-32358	10.1	3/21/2022
10.19	Spok Holdings, Inc. Deferred Compensation Plan For Non-Employee Directors	10-K	001-32358	10.23	2/18/2021
19.1	Employee Policy Statement on Inside Information and Securities Trading	10-K	001-32358	19.1	2/27/2025

19.2	Policy Statement on Inside Information and Securities Trading for Officers, Directors and Specified Employees	10-K	001-32358	19.2	2/27/2025
21.1	Subsidiaries of the Company	10-K	001-32358	21	3/1/2018
23.1	Consent of Grant Thornton LLP					Filed
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
97.1	Spok Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-32358	10.13	2/22/2024
101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema**					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation**					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition**					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels**					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation**					Filed
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101)					Filed
* On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spok Holdings, Inc.
**    The financial information contained in these XBRL documents is unaudited.
†    Denotes a management contract or compensatory plan or arrangement.