Form 10-Q
period 2026-03-31
Spok Holdings, Inc
filed 2026-04-30
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-32358

SPOK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1694797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Technology Drive,	Suite 400
Plano,	Texas	75074
(Address of principal executive offices)		(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
20,887,010 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of April 24, 2026.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2026	December 31, 2025
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$17,078	$25,280
Accounts receivable, net	19,774	22,644
Prepaid expenses	9,734	8,909
Other current assets	636	1,051
Total current assets	47,222	57,884
Non-current assets:
Property and equipment, net	5,503	5,723
Operating lease right-of-use assets	5,776	6,477
Goodwill	99,175	99,175
Deferred income tax assets, net	36,001	36,530
Other non-current assets	216	322
Total non-current assets	146,671	148,227
Total assets	$193,893	$206,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,932	$3,975
Accrued compensation and benefits	3,435	7,361
Deferred revenue	28,405	30,452
Operating lease liabilities	2,508	2,676
Other current liabilities	4,166	4,645
Total current liabilities	43,446	49,109
Non-current liabilities:
Asset retirement obligations	4,905	4,902
Operating lease liabilities	3,701	4,263
Other non-current liabilities	877	1,458
Total non-current liabilities	9,483	10,623
Total liabilities	52,929	59,732
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	107,612	108,212
Accumulated other comprehensive loss	(1,764)	(1,756)
Retained earnings	35,114	39,921
Total stockholders’ equity	140,964	146,379
Total liabilities and stockholders' equity	$193,893	$206,111

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
(Unaudited and in thousands except share and per share amounts)	2026	2025

Revenue:
Wireless revenue	$17,486	$18,474
Software revenue	15,740	17,820
Total revenue	33,226	36,294
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,729	7,284
Research and development	3,457	3,094
Technology operations	6,162	6,190
Selling and marketing	4,488	4,925
General and administrative	7,632	7,867
Depreciation and accretion	992	859
Severance and restructuring	322	57
Total operating expenses	30,782	30,276
Operating income	2,444	6,018
Interest income	174	219
Other income	5	22
Income before income taxes	2,623	6,259
Provision for income taxes	(636)	(1,063)
Net income	$1,987	$5,196
Basic net income per common share	$0.10	$0.25
Diluted net income per common share	$0.09	$0.25
Basic weighted average common shares outstanding	20,770,505	20,440,306
Diluted weighted average common shares outstanding	21,141,838	20,656,794
Cash dividends declared per common share	$0.3125	$0.3125

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2026	2025

Net income	$1,987	$5,196
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8)	10
Other comprehensive (loss) income	(8)	10
Comprehensive income	$1,979	$5,206

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2025	20,284,177	$2	$103,952	$50,792	$154,746
Net income	—	—	—	5,196	5,196
Issuance of restricted stock under the Equity Plan	453,081	—	—	—	—
Purchase of common stock for tax withholding	(172,567)	—	(2,843)	—	(2,843)
Amortization of stock-based compensation	—	—	1,270	—	1,270
Cash dividends declared	—	—	—	(6,641)	(6,641)
Cumulative translation adjustment	—	—	10	—	10
Balance at March 31, 2025	20,564,691	$2	$102,389	$49,347	$151,738

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2026	20,610,364	$2	$106,456	$39,921	$146,379
Net income	—	—	—	1,987	1,987
Issuance of restricted stock under the Equity Plan	429,301	—	—	—	—
Purchase of common stock for tax withholding	(164,125)	—	(2,070)	—	(2,070)
Amortization of stock-based compensation	—	—	1,470	—	1,470
Cash dividends declared	—	—	—	(6,794)	(6,794)
Cumulative translation adjustment	—	—	(8)	—	(8)
Balance at March 31, 2026	20,875,540	$2	$105,848	$35,114	$140,964

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2026	2025

Operating activities:
Net income	$1,987	$5,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	992	859
Deferred income tax expense	528	962
Stock-based compensation	1,471	1,270
Provisions for credit losses, service credits and other	401	220
Changes in assets and liabilities:
Accounts receivable	2,471	1,050
Prepaid expenses and other assets	(303)	446
Net operating lease liabilities	(29)	(8)
Accounts payable and other liabilities	(2,882)	(6,160)
Deferred revenue	(2,193)	(1,582)
Net cash provided by operating activities	2,443	2,253
Investing activities:
Purchases of property and equipment	(604)	(745)
Net cash used in investing activities	(604)	(745)
Financing activities:
Cash distributions to stockholders	(7,963)	(7,947)
Purchase of common stock for tax withholding on vested equity awards	(2,070)	(2,843)
Net cash used in financing activities	(10,033)	(10,790)
Effect of exchange rate on cash and cash equivalents	(8)	10
Net decrease in cash and cash equivalents	(8,202)	(9,272)
Cash and cash equivalents, beginning of period	25,280	29,145
Cash and cash equivalents, end of period	$17,078	$19,873
Supplemental disclosure:
Income taxes refunded	$(1)	$(4)

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
The financial information included herein, other than the Condensed Consolidated Balance Sheet as of December 31, 2025, is unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from, but does not include all, the disclosures contained in the audited Consolidated Financial Statements as of and for the year ended December 31, 2025.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). The Condensed Consolidated Statements of Operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

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
NOTE 2 - RISKS AND OTHER IMPORTANT FACTORS
See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and "Item 1A. Risk Factors" of Part I of the 2025 Annual Report, which describe key risks associated with our operations and industry.
NOTE 3 - RECENT ACCOUNTING STANDARDS
Recently issued accounting pronouncements not yet adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements. This update is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the update may be applied either prospectively or retrospectively. We are currently evaluating the impact the update will have on our consolidated financial statement and related disclosures.
We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.
NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are detailed in Note 1, “Organization and Significant Accounting Policies” of the 2025 Annual Report.
NOTE 5 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Wireless Revenue
Wireless revenue consists of two primary components: paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, sales of paging devices and charges for devices that are not returned and are net of anticipated credits. Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. See "Item 1. Business,” in the 2025 Annual Report for more details.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our software licenses and hardware are generally recognized at a point in time when we have transferred control to the customer. For software licenses, revenue is not recognized until the related license(s) have been made available to the customer and the customer can begin to benefit from its right to use the license(s). Our software licenses represent a right to use Spok’s intellectual property ("IP") as it exists at a point in time at which the license is granted. Many of our software licenses have significant standalone functionality due to their ability to process a transaction or perform a function or task, and we do not need to maintain those products, once provided to the customer, for value to exist. While the functionality of the IP that we license may substantively change during the license period, customers are not contractually or practically required to update their license as a result of those changes.
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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025

Revenue:
Paging revenue	$16,569	$17,607
Product and other revenue	917	867
Wireless revenue	$17,486	$18,474

License	$1,362	$2,631
Professional services - projects	3,328	4,471
Professional services - managed services	2,059	1,315
Hardware	186	321
Maintenance and subscription	8,805	9,082
Software revenue	$15,740	$17,820
Total revenue	$33,226	$36,294
The Company is currently structured as a single operating (and reportable) segment, a clinical communication and collaboration business. Sales are assigned to subsidiaries based on the geographic location of the customer at the signing of a contract. The United States was the only country that accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2026, and 2025. Revenue generated in the United States and internationally consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025

United States	$32,613	$35,563
International	613	731
Total revenue	$33,226	$36,294
Deferred Revenue

Our deferred revenue represents payments received from, or amounts due from customers in advance of our performance. Deferred revenue that is expected to be recognized as revenue during the next 12-month period is recorded

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in deferred revenue and the remaining portion is recorded within other non-current liabilities in the Condensed Consolidated Balance Sheets. Changes in the balance of total deferred revenue are as follows:

(Dollars in thousands)	December 31, 2025	Additions	Revenue Recognized	March 31, 2026

Deferred Revenue	$31,080	$13,340	$(15,532)	$28,888

During the three months ended March 31, 2026, the Company recognized $11.2 million of revenue related to amounts deferred as of December 31, 2025.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions are as follows:

(Dollars in thousands)	December 31, 2025	Additions	Commissions Recognized	March 31, 2026

Prepaid Commissions	$3,798	$1,136	$(944)	$3,990
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing on the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of consideration allocated to remaining performance obligations at March 31, 2026 was $55.3 million, which excludes $14.8 million of additional transaction value that was deemed cancellable by the customer without significant penalty. We expect to recognize approximately $32.5 million of our remaining performance obligations over the next 12 months and $12.1 million over the next 13 to 24 months, with the remaining balance recognized thereafter.
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
Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025

Operating lease cost	$686	$764
Short-term lease cost	1,883	2,015
Total lease cost	$2,569	$2,779

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents supplemental cash flow information:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$712	$771
Right-of-use assets obtained in exchange for lease obligations	$(121)	$38

The following table presents the weighted average remaining lease term and discount rate:

	March 31, 2026	December 31, 2025

Weighted average remaining lease term - operating leases (in years)	3.60	3.70
Weighted average discount rate - operating leases	6.64%	6.67%
Maturities of lease liabilities as of March 31, 2026, were as follows:

For the Year Ending December 31,	(Dollars in thousands)

2026 (remaining nine months)	$1,933
2027	2,050
2028	1,445
2029	517
2030	396
Thereafter	559
Total future lease payments	6,900
Imputed interest	(691)
Total	$6,209
NOTE 7 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation and Accretion
Depreciation and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025

Depreciation
Leasehold improvements	$59	$27
Asset retirement costs	11	23
Paging and computer equipment	675	723
Furniture, fixtures and vehicles	77	64
Total depreciation	822	837
Accretion	170	22
Total depreciation and accretion expense	$992	$859
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.1 million at March 31, 2026 and $1.0 million at December 31, 2025. Our two most significant allowance accounts are: allowance for credit losses and allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses. We had an allowance for service credits of $0.3 million at March 31, 2026 and a nominal amount at December 31, 2025.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the allowance for credit losses for the periods presented:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025

Balance at beginning of period	$906	$644
Provisions for credit losses	293	105
Write-offs	(421)	(151)
Balance at end of period	$778	$598
Accounts receivable, net included $6.0 million and $6.3 million of unbilled receivables at March 31, 2026 and December 31, 2025, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, and will generally be billed upon passage of time.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	March 31, 2026	December 31, 2025

Leasehold improvements	lease term	$2,745	$2,728
Asset retirement costs	1-15	4,212	4,212
Paging and computer equipment	1-5	81,145	81,573
Furniture, fixtures and vehicles	3-5	2,628	2,610
Total property and equipment		90,730	91,123
Accumulated depreciation		(85,227)	(85,400)
Total property and equipment, net		$5,503	$5,723
NOTE 8 - GOODWILL
During the three months ended March 31, 2026, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.
NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance as of December 31, 2025	$530	$4,902	$5,432
Accretion	76	94	170
Amounts paid	(57)	—	(57)
Reclassifications	91	(91)	—
Balance as of March 31, 2026	$640	$4,905	$5,545
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025.
The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities is expected to accrete to a total liability of $10.1 million. The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assuming the underlying leases continue to be renewed to that future date. Accretion expense is solely related to asset retirement obligations and was recorded based on the interest method.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information regarding asset retirement costs and accretion expense can be found in Note 7, "Condensed Consolidated Financial Statements' Components."
NOTE 10 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At March 31, 2026, and December 31, 2025, we had no stock options outstanding.
At March 31, 2026, and December 31, 2025, there were 20,875,540 and 20,610,364 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.
Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026, and 2025, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on restricted stock and RSUs have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2026 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 25, 2026	March 16, 2026	March 31, 2026	$0.3125	$6,794
Total			$0.3125	$6,794
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs"), unvested restricted stock and unvested RSUs.
On April 29, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of May 26, 2026 and a payment date of June 24, 2026. Cash dividends related to common stock of approximately $6.5 million will be paid from available cash on hand.
Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the three months ended March 31, 2026, the Company did not repurchase any shares of common stock.

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
The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2026	2025

Numerator:
Net income	$1,987	$5,196

Denominator:
Basic weighted average common shares outstanding	20,770,505	20,440,306
Diluted weighted average common shares outstanding	21,141,838	20,656,794
Basic net income per common share	$0.10	$0.25
Diluted net income per common share	$0.09	$0.25
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
Payment of the underlying shares of common stock occurs upon meeting the vesting criteria of the Award. Payment of the vested shares may occur subsequent to termination of service in certain events, including a change in control, death, retirement or disability or any other specified conditions within a termination of service agreement.
The following table summarizes the activities under the 2020 Equity Plan from January 1, 2026, through March 31, 2026:

Activity

Total equity securities available at January 1, 2026	597,417
RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(525,234)
Total equity securities available at March 31, 2026	72,183

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the 2020 Equity Plan for the three months ended March 31, 2026:

	Shares	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2026	815,209	$13.32
Granted	525,802	12.73
Vested	(427,617)	10.29
Forfeited	(568)	13.19
Unvested at March 31, 2026	912,826	$14.40
Of the 912,826 unvested RSUs, DSUs and restricted stock outstanding at March 31, 2026, 445,840 RSUs include contingent performance requirements for vesting purposes. At March 31, 2026, there was $8.2 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.
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
For the three months ended March 31, 2026 and 2025, no shares of the Company's stock were purchased. The following table summarizes the activities under the ESPP from January 1, 2026 through March 31, 2026:

Activity

Total ESPP equity securities available at January 1, 2026	64,254
ESPP common stock purchased by eligible employees	—
Total ESPP equity securities available at March 31, 2026	64,254
Amounts withheld from participants will be classified as accrued compensation and benefits in the Condensed Consolidated Balance Sheets until funds are used to purchase shares. This liability amount is immaterial to the Condensed Consolidated Financial Statements.
Stock-Based Compensation Expense
We record all stock-based compensation, which consist of RSUs, DSUs, restricted stock, and the option to purchase common stock under the ESPP, at fair value as of the grant date. Stock-based compensation expense is recognized

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on a straight-line amortization basis over the respective service period. Forfeitures and withdrawals are accounted for as incurred.
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025

Performance-based RSUs	$542	489
Time-based RSUs and restricted stock	901	756
ESPP	28	25
Total stock-based compensation	$1,471	$1,270
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
For 2026, the anticipated effective income tax rate is expected to continue to differ from the federal statutory rate of 21%, primarily due to the effect of state income taxes, permanent differences between book and taxable income, and certain discrete items.
We had total net deferred income tax assets ("DTAs") of $36.0 million and $36.5 million as of March 31, 2026, and December 31, 2025, respectively. We had a valuation allowance of $1.9 million as of both March 31, 2026 and December 31, 2025.
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

NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the three months ended March 31, 2026, to the commitments and contingencies previously reported in the 2025 Annual Report.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors serves as Executive Vice President and Chief Information Officer for an entity that is also a customer of the Company. For the three months ended March 31, 2026 and 2025, we recognized revenues of $0.5 million and $0.4 million, respectively, related to the contracts from the entity at which the individual is employed. We had no outstanding receivables related to these contracts included in accounts receivable, net on the Condensed Consolidated Balance Sheets as of March 31, 2026 and $0.7 million outstanding as of December 31, 2025. We received

$0.9 million in excess of amounts billed, related to contracts from the entity, which is reflected in accounts payable on the Condensed Consolidated Balance Sheet as of March 31, 2026. This excess payment received from the entity will be applied as a credit towards future amounts due under the existing contracts, which are expected to be billed in the second and the third quarter of 2026.
NOTE 14 - SEGMENT INFORMATION
FASB Accounting Standards Codification 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a public entity about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. We identify our business as a single segment, clinical communications and collaboration solutions, which includes operating revenues from our wireless and software solutions.
The accounting policies of the clinical communications and collaboration solutions segment are the same as those described in the summary of significant accounting policies disclosed in Note 1, “Organization and Significant Accounting Policies” of the 2025 Annual Report. The CODM evaluates the performance of the clinical communications and collaboration segment based on net income that is also reported on the Condensed Consolidated Statements of Operations as consolidated net income.
Significant expenses within net income include cost of revenue, research and development, technology operations, selling and marketing, and general and administrative expenses, which are each separately presented on the Company’s Condensed Consolidated Statements of Operations. Other segment items within net income include interest income and other income and provision for income taxes on the Condensed Consolidated Statements of Operations.
The measurement of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. Depreciation and accretion details are tabulated in Note 7, "Condensed Consolidated Financial Statements' Components." An immaterial amount of long-lived assets were held outside of the United States as of March 31, 2026 and 2025.
The principal category we use to disaggregate revenues is the nature of our products and services, as presented in Note 5, "Revenue, Deferred Revenue and Prepaid Commissions." All of our revenues are derived from external customers. The table summarizing the disaggregation of the revenue by geography is disclosed in Note 5, "Revenue, Deferred Revenue and Prepaid Commissions."
NOTE 15 - SUBSEQUENT EVENT
Subsequent to quarter end, in April 2026, the Company announced a strategic realignment based on a thorough strategic review performed by management. The realignment will eliminate approximately 10% of our workforce. The Company expects to record one-time pre-tax costs of approximately $1.6 million to $2.0 million, primarily in severance and personnel related costs, in the second and third quarters of 2026. The realignment is expected to be substantially complete in the third quarter of 2026.
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
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those discussed in this section and "Risk Factors" below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report"). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that it will file with the SEC. Also note that, in the 2025 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok's business, statement of operations or financial condition, subsequent to the filing of this Quarterly Report.
Overview
The following MD&A is intended to help the reader understand the results of operations and financial condition of Spok. This MD&A is provided as a supplement to, and should be read in conjunction with, our 2025 Annual Report and our unaudited Condensed Consolidated Financial Statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to Condensed Consolidated Financial Statements.
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
Business
See Note 1, "Organization and Significant Accounting Policies" in Item 1 of Part I of this Quarterly Report and Item 1. "Business" of Part I of the 2025 Annual Report, which describe our business in further detail.
Subsequent to quarter end, in April 2026, we announced a strategic realignment designed to further enhance our cost optimization efforts, as described in Note 15, "Subsequent Events" in the Notes to Condensed Consolidated Financial Statements. These actions will enable us to direct resources towards continued investment in our Care Connect Suite and artificial intelligence initiatives, while sustaining our commitment to returning cash to stockholders. This realignment will eliminate approximately 10% of our workforce, which will result in annualized savings of over $6.0 million in payroll and related expenses and other operating expenses. We expect to record one-time pre-tax costs of approximately $1.6 million to $2.0 million primarily in severance and personnel related costs in the second and third quarters of 2026, with such charges expected to be substantially complete by the third quarter of 2026.

Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	Total	%

Revenue:
Wireless revenue	$17,486	$18,474	$(988)	(5.3)%
Software revenue	15,740	17,820	(2,080)	(11.7)%
Total revenue	33,226	36,294	(3,068)	(8.5)%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,729	7,284	445	6.1%
Research and development	3,457	3,094	363	11.7%
Technology operations	6,162	6,190	(28)	(0.5)%
Selling and marketing	4,488	4,925	(437)	(8.9)%
General and administrative	7,632	7,867	(235)	(3.0)%
Depreciation and accretion	992	859	133	15.5%
Severance and restructuring	322	57	265	464.9%
Total operating expenses	30,782	30,276	506	1.7%
Operating income	2,444	6,018	(3,574)	(59.4)%
Interest income	174	219	(45)	(20.5)%
Other income	5	22	(17)	(77.3)%
Income before income taxes	2,623	6,259	(3,636)	(58.1)%
Provision for income taxes	(636)	(1,063)	427	(40.2)%
Net income	$1,987	$5,196	$(3,209)	(61.8)%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	415	418	(3)	(0.7)%
Active transmitters	2,803	2,966	(163)	(5.5)%
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
The table below details revenue for the periods stated:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	Total	%

Revenue - wireless:
Paging revenue	$16,569	$17,607	$(1,038)	(5.9)%
Product and other revenue	917	867	50	5.8%
Total wireless revenue	17,486	18,474	(988)	(5.3)%

Revenue - software:
License	1,362	2,631	(1,269)	(48.2)%
Professional services - projects	3,328	4,471	(1,143)	(25.6)%
Professional services - managed services	2,059	1,315	744	56.6%
Hardware	186	321	(135)	(42.1)%
Maintenance and subscription	8,805	9,082	(277)	(3.0)%
Total software revenue	15,740	17,820	(2,080)	(11.7)%
Total revenue	$33,226	$36,294	$(3,068)	(8.5)%
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
Wireless revenue decreased during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a decrease in paging revenue. The decrease in paging revenue was primarily driven by secular decreases in our wireless units in service, from 705 thousand units as of March 31, 2025 to 657 thousand units as of March 31, 2026. This decrease was partially offset by an increase in ARPU, as a result of price increases initiated in September of 2025. For the three months ended March 31, 2026, ARPU was $8.29, compared to $8.24 for the same period in 2025.
The decreases in paging revenue during the three months ended March 31, 2026, compared to the same period in 2025, was partially offset by an increase in product and other revenue. Product and other revenue includes one-time fees for customers that cancel our services and do not return their equipment within the allotted time-frame, as contractually required.
We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.

The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended March 31,			Change Due To:
(in thousands)	2026	2025	Change	ARPU	Units

Paging revenue	$16,569	$17,607	$(1,038)	$102	$(1,140)
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
Software revenue decreased during the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily due to a decrease in license, equipment and maintenance and subscription revenue, resulting from lower sales, alongside a decrease in professional services revenue. The decrease in professional services revenue was a result of lower utilization and billable hours for the three months ended March 31, 2026, as compared to the same period in 2025 within the professional services revenue - projects line. This decrease in projects was partially offset by our managed services offering, which has continued to grow and provides additional stability due to even revenue recognition over the contractual term, as compared to a revenue stream that has historically been highly dependent on individual project factors.
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
The following is a review of our operating expense categories for the three months ended March 31, 2026, and 2025.
Cost of Revenue
Cost of revenue increased by $0.4 million, or 6.1%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by additional headcount within our professional services resources in conjunction with our efforts to better align staffing levels with our backlog. This increase was mostly offset by a decrease in cost of sales resulting from lower hardware sales, as well as cost optimization efforts.
Research and Development
Research and development expenses increased by $0.4 million, or 11.7%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was driven by additional headcount in conjunction with our continued effort to invest in the enhancement of our software solutions, in addition to an increase in technology costs.
Selling and Marketing
Selling and marketing decreased by $0.4 million, or 8.9%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily driven by cost optimization efforts implemented in 2026.
Severance and Restructuring
Severance and restructuring expenses increased by $0.3 million, or 464.9%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily related to severance expenses incurred as a result of our continuous efforts to optimize costs.
Income Taxes
Provision for income taxes was $0.6 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. Provision for income taxes decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to the decrease in the pre-tax book income. Further details can be found in Note 11, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of March 31, 2026, we held cash and cash equivalents of $17.1 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. We maintain a majority of our cash and cash equivalents in accounts with major United States and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at March 31, 2026, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025

Net cash provided by operating activities	$2,443	$2,253	$190
Net cash used in investing activities	(604)	(745)	141
Net cash used in financing activities	(10,033)	(10,790)	757
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
For the three months ended March 31, 2026, and March 31, 2025, net cash provided by operating activities remained relatively flat, at $2.4 million and $2.3 million, respectively.
Investing Activities
For the three months ended March 31, 2026, and 2025, net cash used in investing activities was $0.6 million and $0.7 million, respectively. Net cash used in investing activities reflects purchases of property and equipment.
Financing Activities
For the three months ended March 31, 2026, and 2025, net cash used in financing activities was $10.0 million and $10.8 million, respectively. Net cash used in financing activities primarily consists of cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.

On April 29, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of May 26, 2026 and a payment date of June 24, 2026. This cash dividend of approximately $6.5 million, applicable to our common stock outstanding, will be paid from available cash on hand.
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
The following table provides the Company's significant commitments and contractual obligations as of March 31, 2026:

	Payments Due by Period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$6,900	$2,446	$3,112	$806	$536
Unconditional purchase obligations	1,734	1,303	431	—	—
Total contractual obligations	$8,634	$3,749	$3,543	$806	$536
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

There have been no changes to the critical accounting policies reported in the 2025 Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2026, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Item 1A. Risk Factors” of Part I of the 2025 Annual Report have not materially changed during the three months ended March 31, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended March 31, 2026.
ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SPOK HOLDINGS, INC.

Dated: April 30, 2026	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)