Form 10-Q
period 2026-06-30
Spok Holdings, Inc
filed 2026-07-30
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
20,918,137 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of July 24, 2026.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2026	December 31, 2025
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$16,592	$25,280
Accounts receivable, net	23,491	22,644
Prepaid expenses	9,878	8,909
Other current assets	671	1,051
Total current assets	50,632	57,884
Non-current assets:
Property and equipment, net	5,351	5,723
Operating lease right-of-use assets	5,327	6,477
Goodwill	99,175	99,175
Deferred income tax assets, net	34,955	36,530
Other non-current assets	171	322
Total non-current assets	144,979	148,227
Total assets	$195,611	$206,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,460	$3,975
Accrued compensation and benefits	5,687	7,361
Deferred revenue	30,294	30,452
Operating lease liabilities	2,360	2,676
Other current liabilities	3,505	4,645
Total current liabilities	46,306	49,109
Non-current liabilities:
Asset retirement obligations	4,955	4,902
Operating lease liabilities	3,386	4,263
Other non-current liabilities	1,097	1,458
Total non-current liabilities	9,438	10,623
Total liabilities	55,744	59,732
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	109,179	108,212
Accumulated other comprehensive loss	(1,774)	(1,756)
Retained earnings	32,460	39,921
Total stockholders’ equity	139,867	146,379
Total liabilities and stockholders' equity	$195,611	$206,111

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands except share and per share amounts)	2026	2025	2026	2025

Revenue:
Wireless revenue	$17,213	$18,440	$34,699	$36,914
Software revenue	17,798	17,246	33,538	35,066
Total revenue	35,011	35,686	68,237	71,980
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,836	7,403	14,565	14,687
Research and development	3,280	3,065	6,737	6,159
Technology operations	5,870	6,233	12,032	12,423
Selling and marketing	3,923	4,349	8,411	9,274
General and administrative	7,203	8,370	14,835	16,237
Depreciation and accretion	929	854	1,921	1,713
Severance and restructuring	1,545	20	1,867	77
Total operating expenses	29,586	30,294	60,368	60,570
Operating income	5,425	5,392	7,869	11,410
Interest income	222	256	396	475
Other (expense) income	(11)	734	(6)	756
Income before income taxes	5,636	6,382	8,259	12,641
Provision for income taxes	(1,516)	(1,830)	(2,152)	(2,893)
Net income	$4,120	$4,552	$6,107	$9,748
Basic net income per common share	$0.20	$0.22	$0.29	$0.48
Diluted net income per common share	$0.20	$0.22	$0.29	$0.47
Basic weighted average common shares outstanding	20,899,901	20,580,044	20,835,558	20,510,561
Diluted weighted average common shares outstanding	21,084,776	20,750,971	21,189,123	20,746,786
Cash dividends declared per common share	$0.3125	$0.3125	$0.6250	$0.6250

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands)	2026	2025	2026	2025

Net income	$4,120	$4,552	$6,107	$9,748
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(10)	12	(18)	22
Other comprehensive (loss) income	(10)	12	(18)	22
Comprehensive income	$4,110	$4,564	$6,089	$9,770

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2025	20,284,177	$2	$103,952	$50,792	$154,746
Net income	—	—	—	5,196	5,196
Issuance of restricted stock under the Equity Plan	453,081	—	—	—	—
Purchase of common stock for tax withholding	(172,567)	—	(2,843)	—	(2,843)
Amortization of stock-based compensation	—	—	1,270	—	1,270
Cash dividends declared	—	—	—	(6,641)	(6,641)
Cumulative translation adjustment	—	—	10	—	10
Balance at March 31, 2025	20,564,691	$2	$102,389	$49,347	$151,738
Net income	—	—	—	4,552	4,552
Issuance of common stock under the Employee Stock Purchase Plan	11,558	—	142	—	142
Issuance of restricted stock under the Equity Plan	7,605	—	—	—	—
Amortization of stock-based compensation	—	—	1,223	—	1,223
Cash dividends declared	—	—	—	(6,731)	(6,731)
Cumulative translation adjustment	—	—	12	—	12
Balance at June 30, 2025	20,583,854	$2	$103,766	$47,168	$150,936

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2026	20,610,364	$2	$106,456	$39,921	$146,379
Net income	—	—	—	1,987	1,987
Issuance of restricted stock under the Equity Plan	429,301	—	—	—	—
Purchase of common stock for tax withholding	(164,125)	—	(2,070)	—	(2,070)
Amortization of stock-based compensation	—	—	1,470	—	1,470
Cash dividends declared	—	—	—	(6,794)	(6,794)
Cumulative translation adjustment	—	—	(8)	—	(8)
Balance at March 31, 2026	20,875,540	$2	$105,848	$35,114	$140,964
Net income	—	—	—	4,120	4,120
Issuance of restricted stock under the Equity Plan	11,470	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	18,922	—	184	—	184
Amortization of stock-based compensation	—	—	1,383	—	1,383
Cash dividends declared	—	—	—	(6,774)	(6,774)
Cumulative translation adjustment	—	—	(10)	—	(10)
Balance at June 30, 2026	20,905,932	$2	$107,405	$32,460	$139,867

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(Unaudited and in thousands)	2026	2025

Operating activities:
Net income	$6,107	$9,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	1,921	1,713
Deferred income tax expense	1,573	2,615
Stock-based compensation	2,853	2,493
Gain on sale of domain name	—	(701)
Provisions for credit losses, service credits and other	691	539
Changes in assets and liabilities:
Accounts receivable	(1,357)	(4,415)
Prepaid expenses and other assets	(614)	(18)
Net operating lease liabilities	(43)	(6)
Accounts payable and other liabilities	(1,974)	(3,201)
Deferred revenue	(235)	523
Net cash provided by operating activities	8,922	9,290
Investing activities:
Purchases of property and equipment	(1,212)	(1,791)
Proceeds from sale of domain name	—	701
Net cash used in investing activities	(1,212)	(1,090)
Financing activities:
Cash distributions to stockholders	(14,494)	(14,424)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	184	142
Purchase of common stock for tax withholding on vested equity awards	(2,070)	(2,843)
Net cash used in financing activities	(16,380)	(17,125)
Effect of exchange rate on cash and cash equivalents	(18)	22
Net decrease in cash and cash equivalents	(8,688)	(8,903)
Cash and cash equivalents, beginning of period	25,280	29,145
Cash and cash equivalents, end of period	$16,592	$20,242
Supplemental disclosure:
Income taxes paid	$309	$114

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
NOTE 3 - RECENT ACCOUNTING STANDARDS
Recently issued accounting pronouncements not yet adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements. This update is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the update may be applied either prospectively or retrospectively. We are currently evaluating the impact the update will have on our consolidated financial statements and related disclosures.
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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025

Revenue:
Paging revenue	$16,011	$17,192	$32,580	$34,799
Product and other revenue	1,202	1,248	2,119	2,115
Wireless revenue	$17,213	$18,440	$34,699	$36,914

License	$3,632	$2,394	$4,994	$5,025
Professional services - projects	2,768	3,831	6,096	8,302
Professional services - managed services	2,332	1,520	4,391	2,835
Hardware	128	376	314	697
Maintenance and subscription	8,938	9,125	17,743	18,207
Software revenue	$17,798	$17,246	$33,538	$35,066
Total revenue	$35,011	$35,686	$68,237	$71,980
The Company is currently structured as a single operating (and reportable) segment, a clinical communication and collaboration business. Sales are assigned to subsidiaries based on the geographic location of the customer at the signing of a contract. The United States was the only country that accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2026, and 2025. Revenue generated in the United States and internationally consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025

United States	$34,479	$35,104	$67,092	$70,667
International	532	582	1,145	1,313
Total revenue	$35,011	$35,686	$68,237	$71,980
Deferred Revenue

Our deferred revenue represents payments received from, or amounts due from, customers in advance of our performance. Deferred revenue that is expected to be recognized as revenue during the next 12-month period is recorded

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in deferred revenue, and the remaining portion is recorded within other non-current liabilities in the Condensed Consolidated Balance Sheets. Changes in the balance of total deferred revenue are as follows:

(Dollars in thousands)	December 31, 2025	Additions	Revenue Recognized	June 30, 2026

Deferred Revenue	$31,080	$33,179	$(33,414)	$30,845

During the six months ended June 30, 2026, the Company recognized $19.2 million of revenue related to amounts deferred as of December 31, 2025.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions are as follows:

(Dollars in thousands)	December 31, 2025	Additions	Commissions Recognized	June 30, 2026

Prepaid Commissions	$3,798	$2,594	$(2,140)	$4,252
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing on the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of consideration allocated to remaining performance obligations at June 30, 2026 was $57.1 million, which excludes $17.0 million of additional transaction value that was deemed cancellable by the customer without significant penalty. We expect to recognize approximately $32.7 million of our remaining performance obligations over the next 12 months and $13.0 million over the next 13 to 24 months, with the remaining balance recognized thereafter.
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
Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025

Operating lease cost	$652	$738	$1,338	$1,502
Short-term lease cost	1,806	1,918	3,689	3,933
Total lease cost	$2,458	$2,656	$5,027	$5,435

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents supplemental cash flow information:

	For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,377	$1,508
Right-of-use assets obtained in exchange for lease obligations	$(14)	$300

The following table presents the weighted average remaining lease term and discount rate:

	June 30, 2026	December 31, 2025

Weighted average remaining lease term - operating leases (in years)	3.50	3.70
Weighted average discount rate - operating leases	6.56%	6.67%
Maturities of lease liabilities as of June 30, 2026, were as follows:

For the Year Ending December 31,	(Dollars in thousands)

2026 (remaining six months)	$1,249
2027	2,083
2028	1,496
2029	558
2030	409
Thereafter	566
Total future lease payments	6,361
Imputed interest	(615)
Total	$5,746
NOTE 7 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation and Accretion
Depreciation and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025

Depreciation
Leasehold improvements	$61	$25	$120	$52
Asset retirement costs	11	23	22	46
Paging and computer equipment	606	718	1,281	1,441
Furniture, fixtures and vehicles	80	65	157	129
Total depreciation	758	831	1,580	1,668
Accretion	171	23	341	45
Total depreciation and accretion expense	$929	$854	$1,921	$1,713
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.2 million at June 30, 2026 and $1.0 million at December 31, 2025. Our two most significant allowance accounts are: allowance for credit losses and allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses. We had an allowance for service credits of $0.3 million at June 30, 2026 and a nominal amount at December 31, 2025.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the allowance for credit losses for the periods presented:

	For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025

Balance at beginning of period	$906	$644
Provisions for credit losses	469	318
Write-offs	(521)	(293)
Balance at end of period	$854	$669
Accounts receivable, net included $8.6 million and $6.3 million of unbilled receivables at June 30, 2026 and December 31, 2025, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, and will generally be billed upon passage of time.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	June 30, 2026	December 31, 2025

Leasehold improvements	lease term	$2,759	$2,728
Asset retirement costs	1-15	4,212	4,212
Paging and computer equipment	1-5	79,740	81,573
Furniture, fixtures and vehicles	3-5	2,547	2,610
Total property and equipment		89,258	91,123
Accumulated depreciation		(83,907)	(85,400)
Total property and equipment, net		$5,351	$5,723
Other (Expense) Income
For the three and six months ended June 30, 2026, the Company recognized negligible Other expense. For the three and six months ended June 30, 2025, the Company recognized other income of $0.7 million and $0.8 million, respectively. The other income for the three and six months ended June 30, 2025 primarily consisted of a gain of $0.7 million from the sale of a domain name.

NOTE 8 - GOODWILL
During the three months ended June 30, 2026, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance as of December 31, 2025	$530	$4,902	$5,432
Accretion	153	188	341
Amounts paid	(226)	—	(226)
Reclassifications	135	(135)	—
Balance as of June 30, 2026	$592	$4,955	$5,547
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025.
The cost associated with the estimated removal costs, and timing refinements due to ongoing network rationalization activities, is expected to accrete to a total liability of $10.1 million. The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assumes the underlying leases will continue to be renewed through that future date. Accretion expense is solely related to asset retirement obligations and was recorded based on the interest method.
Additional information regarding asset retirement costs and accretion expense can be found in Note 7, "Condensed Consolidated Financial Statements' Components."
NOTE 10 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At June 30, 2026, and December 31, 2025, we had no stock options outstanding.
At June 30, 2026, and December 31, 2025, there were 20,905,932 and 20,610,364 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.
Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026, and 2025, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on restricted stock and RSUs have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2026 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 25, 2026	March 16, 2026	March 31, 2026	$0.3125	$6,794
April 29, 2026	May 26, 2026	June 24, 2026	0.3125	6,774
Total			$0.6250	$13,568
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs"), unvested restricted stock and unvested RSUs.
On July 29, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of August 19, 2026 and a payment date of September 9, 2026. Cash dividends related to common stock of approximately $6.5 million will be paid from available cash on hand.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the six months ended June 30, 2026, the Company did not repurchase any shares of common stock.
Net Income per Common Share
Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares, including unvested and outstanding equity awards.
The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2026	2025	2026	2025

Numerator:
Net income	$4,120	$4,552	$6,107	$9,748

Denominator:
Basic weighted average common shares outstanding	20,899,901	20,580,044	20,835,558	20,510,561
Diluted weighted average common shares outstanding	21,084,776	20,750,971	21,189,123	20,746,786
Basic net income per common share	$0.20	$0.22	$0.29	$0.48
Diluted net income per common share	$0.20	$0.22	$0.29	$0.47
Stock-Based Compensation Plans
On April 29, 2020, our Board of Directors adopted the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the “2020 Equity Plan”) that our stockholders subsequently approved on July 28, 2020. On April 10, 2023, our Board of Directors adopted an amendment and restatement of the 2020 Equity Plan to increase the number of shares available for issuance by 1,000,000 shares, which our stockholders subsequently approved on July 25, 2023. On April 29, 2026, our Board of Directors adopted an amendment and restatement of the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the "2020 Equity Plan") to increase the number of shares available for issuance by 1,700,000 shares that our stockholders subsequently approved on July 21, 2026. At July 21, 2026, a total of 1,778,179 shares of common stock remained available for issuance under the 2020 Equity Plan.
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
The following table summarizes the activities under the 2020 Equity Plan from January 1, 2026, through June 30, 2026:

Activity

Total equity securities available at January 1, 2026	597,417
RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(507,033)
Total equity securities available at June 30, 2026	90,384
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the 2020 Equity Plan for the six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2026	815,209	$13.32
Granted	539,217	12.63
Vested	(435,222)	10.40
Forfeited	(32,184)	13.90
Unvested at June 30, 2026	887,020	$14.31
Of the 887,020 unvested RSUs, DSUs and restricted stock outstanding at June 30, 2026, 432,362 RSUs include contingent performance requirements for vesting purposes. At June 30, 2026, there was $6.6 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the six months ended June 30, 2026, 18,922 shares of the Company's stock were purchased, compared to 11,558 shares purchased during the same period in 2025. The following table summarizes the activities under the ESPP from January 1, 2026 through June 30, 2026:

Activity

Total ESPP equity securities available at January 1, 2026	64,254
ESPP common stock purchased by eligible employees	(18,922)
Total ESPP equity securities available at June 30, 2026	45,332
Amounts withheld from participants will be classified as accrued compensation and benefits in the Condensed Consolidated Balance Sheets until funds are used to purchase shares. This liability amount is immaterial to the Condensed Consolidated Financial Statements.
Stock-Based Compensation Expense
We record all stock-based compensation, which consists of RSUs, DSUs, restricted stock, and the option to purchase common stock under the ESPP, at fair value as of the grant date. Stock-based compensation expense is recognized based on a straight-line amortization basis over the respective service period. Forfeitures and withdrawals are accounted for as incurred.
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025

Performance-based RSUs	$517	457	$1,059	$946
Time-based RSUs and restricted stock	833	742	1,734	1,498
ESPP	32	24	60	49
Total stock-based compensation	$1,382	$1,223	$2,853	$2,493
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
We had total net deferred income tax assets ("DTAs") of $35.0 million and $36.5 million as of June 30, 2026, and December 31, 2025, respectively. We had a valuation allowance of $1.9 million as of both June 30, 2026 and December 31, 2025.
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
NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the six months ended June 30, 2026 to the commitments and contingencies previously reported in the 2025 Annual Report.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors serves as Executive Vice President and Chief Information Officer for an entity that is also a customer of the Company. For the three months ended June 30, 2026 and 2025, we recognized revenues of $0.4 million and $0.8 million, respectively, related to the contracts from the entity at which the individual is employed. For the six months ended June 30, 2026 and 2025, we recognized revenues of $0.9 million and $1.2 million, respectively, related to contracts from the entity at which the individual is employed. We had no outstanding receivables related to these contracts included in accounts receivable, net on the Condensed Consolidated Balance Sheets as of June 30, 2026 and $0.7 million outstanding as of December 31, 2025. We received $0.6 million in excess of amounts billed, related to contracts from the entity, which is reflected in accounts payable on the Condensed Consolidated Balance Sheet as of June 30, 2026. This excess payment received from the entity will be applied as a credit towards future amounts due under the existing contracts, which are expected to be billed in the third quarter of 2026.
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
Significant expenses within net income include cost of revenue, research and development, technology operations, selling and marketing, and general and administrative expenses, which are each separately presented on the Company’s Condensed Consolidated Statements of Operations. Other segment items within net income include interest income, other income and provision for income taxes on the Condensed Consolidated Statements of Operations.
The measurement of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. Depreciation and accretion details are tabulated in Note 7, "Condensed Consolidated Financial Statements' Components." An immaterial amount of long-lived assets were held outside of the United States as of June 30, 2026 and 2025.
The principal category we use to disaggregate revenues is the nature of our products and services, as presented in Note 5, "Revenue, Deferred Revenue and Prepaid Commissions." All of our revenues are derived from external customers. The table summarizing the disaggregation of the revenue by geography is disclosed in Note 5, "Revenue, Deferred Revenue and Prepaid Commissions."
NOTE 15 - SUBSEQUENT EVENT
On June 23, 2026, we entered into an agreement to sell certain narrowband spectrum licenses in our two-way paging inventory to Sensus USA, Inc. for a purchase price of $8.0 million. The transaction was approved by the Federal Communications Commission ("FCC") and closed on July 20, 2026. We expect to recognize a pre-tax gain, net of expenses, within the other income line in the Condensed Consolidated Statements of Operations in the third quarter of 2026.

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
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that it will file with the SEC. Also note that, in the 2025 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok's business, statements of operations or financial condition, subsequent to the filing of this Quarterly Report.
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
In April 2026, we announced a strategic realignment designed to further enhance our cost optimization efforts. These actions will enable us to direct resources towards continued investment in our Care Connect Suite and artificial intelligence initiatives, while sustaining our commitment to returning cash to stockholders. This realignment eliminated approximately 10% of our workforce, which is expected to result in annualized savings of over $6.0 million in payroll and related expenses and other operating expenses. The majority of the workforce reductions were completed in the second quarter of 2026, with the remainder expected to be completed in the third quarter of 2026.

Results of Operations
The following table is a summary of our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	Total	%	2026	2025	Total	%

Revenue:
Wireless revenue	$17,213	$18,440	$(1,227)	(6.7)%	$34,699	$36,914	$(2,215)	(6.0)%
Software revenue	17,798	17,246	552	3.2%	33,538	35,066	(1,528)	(4.4)%
Total revenue	35,011	35,686	(675)	(1.9)%	68,237	71,980	(3,743)	(5.2)%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,836	7,403	(567)	(7.7)%	14,565	14,687	(122)	(0.8)%
Research and development	3,280	3,065	215	7.0%	6,737	6,159	578	9.4%
Technology operations	5,870	6,233	(363)	(5.8)%	12,032	12,423	(391)	(3.1)%
Selling and marketing	3,923	4,349	(426)	(9.8)%	8,411	9,274	(863)	(9.3)%
General and administrative	7,203	8,370	(1,167)	(13.9)%	14,835	16,237	(1,402)	(8.6)%
Depreciation and accretion	929	854	75	8.8%	1,921	1,713	208	12.1%
Severance and restructuring	1,545	20	1,525	7,625.0%	1,867	77	1,790	2,324.7%
Total operating expenses	29,586	30,294	(708)	(2.3)%	60,368	60,570	(202)	(0.3)%
Operating income	5,425	5,392	33	0.6%	7,869	11,410	(3,541)	(31.0)%
Interest income	222	256	(34)	(13.3)%	396	475	(79)	(16.6)%
Other (expense) income	(11)	734	(745)	(101.5)%	(6)	756	(762)	(100.8)%
Income before income taxes	5,636	6,382	(746)	(11.7)%	8,259	12,641	(4,382)	(34.7)%
Provision for income taxes	(1,516)	(1,830)	314	(17.2)%	(2,152)	(2,893)	741	(25.6)%
Net income	$4,120	$4,552	$(432)	(9.5)%	$6,107	$9,748	$(3,641)	(37.4)%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	382	419	(37)	(8.8)%
Active transmitters	2,756	2,925	(169)	(5.8)%

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
The table below details revenue for the periods stated:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	Total	%	2026	2025	Total	%

Revenue - wireless:
Paging revenue	$16,011	$17,192	$(1,181)	(6.9)%	$32,580	$34,799	$(2,219)	(6.4)%
Product and other revenue	1,202	1,248	(46)	(3.7)%	2,119	2,115	4	0.2%
Total wireless revenue	17,213	18,440	(1,227)	(6.7)%	34,699	36,914	(2,215)	(6.0)%

Revenue - software:
License	3,632	2,394	1,238	51.7%	4,994	5,025	(31)	(0.6)%
Professional services - projects	2,768	3,831	(1,063)	(27.7)%	6,096	8,302	(2,206)	(26.6)%
Professional services - managed services	2,332	1,520	812	53.4%	4,391	2,835	1,556	54.9%
Hardware	128	376	(248)	(66.0)%	314	697	(383)	(54.9)%
Maintenance and subscription	8,938	9,125	(187)	(2.0)%	17,743	18,207	(464)	(2.5)%
Total software revenue	17,798	17,246	552	3.2%	33,538	35,066	(1,528)	(4.4)%
Total revenue	$35,011	$35,686	$(675)	(1.9)%	$68,237	$71,980	$(3,743)	(5.2)%
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
Wireless revenue decreased during the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to a decrease in paging revenue. The decrease in paging revenue was primarily driven by secular decreases in our wireless units in service, from 694 thousand units as of June 30, 2025 to 645 thousand units as of June 30, 2026.
We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.

The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended June 30,			Change Due To:
(in thousands)	2026	2025	Change	ARPU	Units

Paging revenue	$16,011	$17,192	$(1,181)	$(11)	$(1,170)

	For the Six Months Ended June 30,			Change Due To:
(in thousands)	2026	2025	Change	ARPU	Units

Paging revenue	$32,580	$34,799	$(2,219)	$71	$(2,290)
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
Software revenue increased during the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to higher license revenue generated from increased license bookings, partially offset by decreases in equipment, maintenance and subscription and professional services revenue. The decrease in professional services revenue was a result of lower billable hours, driven by a reduction in billable headcount within the professional services - projects line. This decrease in projects was partially offset by our managed services offering, which provides additional stability due to even revenue recognition over the contractual term, as compared to a revenue stream that has historically been highly dependent on individual project factors. The decrease in equipment revenue was due to lower sales, and the decrease in maintenance and subscription revenue resulted from higher churn.

Software revenue decreased during the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily due to reduced license and equipment revenue, resulting from lower sales, alongside lower maintenance and subscription and professional services revenue. The decrease in professional services revenue was a result of lower utilization and billable hours, driven by a reduction in billable headcount within the professional services - projects line. This decrease in projects was partially offset by our managed services offering, which provides additional stability due to even revenue recognition over the contractual term, as compared to a revenue stream that has historically been highly dependent on individual project factors. The decrease in maintenance and subscription revenue resulted from higher churn.
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
•Technology Operations. These are expenses associated with the operation of our paging networks. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over our paging networks, and payroll and related expenses for our engineering and pager repair functions. We actively pursue opportunities to consolidate transmitters and other service, rental and maintenance expenses in order to maintain an efficient network while simultaneously ensuring adequate service for our customers. We believe continued reductions in these expenses will occur for the foreseeable future as we continue to consolidate our networks, although the benefits of such network rationalization efforts and resulting cost savings will continue to decline.
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
The following is a review of our operating expense categories for the three and six months ended June 30, 2026, and 2025.
Cost of Revenue
Cost of revenue decreased by $0.6 million, or 7.7%, for the three months ended June 30, 2026, and $0.1 million, or 0.8%, for the six months ended June 30, 2026, compared to the same periods in 2025. The decrease was driven by a reduction in headcount within our professional services group and lower equipment costs resulting from lower hardware sales, as well as cost optimization efforts.
Research and Development
Research and development expenses increased by $0.2 million, or 7.0%, for the three months ended June 30, 2026, and $0.6 million, or 9.4%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increases during the three and six months ended June 30, 2026 were driven by additional headcount and increased spend in outside services in conjunction with our continued investment in the enhancement of our software solutions, alongside an increase in technology costs.
Selling and Marketing
Selling and marketing expenses decreased by $0.4 million, or 9.8%, for the three months ended June 30, 2026, and $0.9 million, or 9.3%, for the six months ended June 30, 2026, compared to the same periods in 2025. The decreases during the three and six months ended June 30, 2026 were primarily driven by our cost optimization efforts and the strategic realignment.
General and Administrative
General and administrative expenses decreased by $1.2 million, or 13.9%, for the three months ended June 30, 2026, and $1.4 million, or 8.6%, for the six months ended June 30, 2026, compared to the same periods in 2025. The decreases during the three and six months ended June 30, 2026 were primarily driven by lower technology and compensation costs as a result of our cost optimization efforts and the strategic realignment.
Severance and Restructuring
Severance and restructuring expenses increased by $1.5 million for the three months ended June 30, 2026, and $1.8 million for the six months ended June 30, 2026, compared to the same periods in 2025. The increases were primarily related to severance expenses incurred due to the reduction in headcount during the second quarter of 2026 as a result of the strategic realignment.

Other (expense) income
For the three and six months ended June 30, 2026, the Company recognized negligible Other expense. For the three and six months ended June 30, 2025, the Company recognized other income of $0.7 million and $0.8 million, respectively. The other income for the three and six months ended June 30, 2025 primarily consisted of a gain of $0.7 million from the sale of a domain name.
Income Taxes
Provision for income taxes was $1.5 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively. Provision for income taxes was $2.2 million and $2.9 million for the six months ended June 30, 2026 and 2025, respectively. Provision for income taxes decreased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to the decrease in pre-tax book income. Further details can be found in Note 11, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of June 30, 2026, we held cash and cash equivalents of $16.6 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. We maintain a majority of our cash and cash equivalents in accounts with major United States and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.
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
On June 23, 2026, we entered into an agreement to sell certain narrowband spectrum licenses in our two-way paging inventory to Sensus USA, Inc. for a purchase price of $8.0 million. The transaction received approval by the Federal Communications Commission ("FCC") and closed on July 20, 2026. We expect to recognize a pre-tax gain upon closing of approximately $7.5 million within other income in the Condensed Consolidated Statements of Operations, reflecting the $8.0 million purchase price less estimated transaction-related costs of approximately $0.5 million. Upon receipt, the net cash proceeds are expected to positively impact our liquidity position.

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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at June 30, 2026, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025

Net cash provided by operating activities	$8,922	$9,290	$(368)
Net cash used in investing activities	(1,212)	(1,090)	(122)
Net cash used in financing activities	(16,380)	(17,125)	745
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
For the six months ended June 30, 2026, net cash provided by operating activities decreased by $0.4 million, ending at $8.9 million, compared to $9.3 million for the six months ended June 30, 2025. The decrease is primarily due to timing of receipts from customers, partially offset by lower cost of revenue and operating expenses.
Investing Activities
For the six months ended June 30, 2026, and 2025, net cash used in investing activities was $1.2 million and $1.1 million, respectively. Net cash used in investing activities reflects purchases of property and equipment. For the six months ended June 30, 2025, the net cash also includes proceeds from the sale of a domain name.
Financing Activities
For the six months ended June 30, 2026, and 2025, net cash used in financing activities was $16.4 million and $17.1 million, respectively. Net cash used in financing activities primarily consists of cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
On July 29, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of August 19, 2026 and a payment date of September 9, 2026. This cash dividend of approximately $6.5 million, applicable to our common stock outstanding, will be paid from available cash on hand.
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
The following table provides the Company's significant commitments and contractual obligations as of June 30, 2026:

	Payments Due by Period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$6,361	$2,290	$2,816	$877	$378
Unconditional purchase obligations	1,674	1,304	370	—	—
Total contractual obligations	$8,035	$3,594	$3,186	$877	$378
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2026, we had no outstanding debt and no revolving credit facility.

Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Item 1A. Risk Factors” of Part I of the 2025 Annual Report have not materially changed during the six months ended June 30, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended June 30, 2026.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit/Appendix	Filing Date	Filed/Furnished Herewith
10.1	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of April 29, 2026					Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema*					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation*					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition*					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels*					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation*					Filed
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)					Filed

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: July 30, 2026	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)