Form 10-Q
period 2026-09-30
Spok Holdings, Inc
filed 2026-10-29
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
20,930,052 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of October 23, 2026.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2026	December 31, 2025
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$30,071	$25,280
Accounts receivable, net	17,540	22,644
Prepaid expenses	8,998	8,909
Other current assets	620	1,051
Total current assets	57,229	57,884
Non-current assets:
Property and equipment, net	5,301	5,723
Operating lease right-of-use assets	4,932	6,477
Goodwill	99,175	99,175
Deferred income tax assets, net	31,534	36,530
Other non-current assets	154	322
Total non-current assets	141,096	148,227
Total assets	$198,325	$206,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,402	$3,975
Accrued compensation and benefits	4,492	7,361
Deferred revenue	30,972	30,452
Operating lease liabilities	2,221	2,676
Other current liabilities	4,238	4,645
Total current liabilities	44,325	49,109
Non-current liabilities:
Asset retirement obligations	5,034	4,902
Operating lease liabilities	3,077	4,263
Other non-current liabilities	1,372	1,458
Total non-current liabilities	9,483	10,623
Total liabilities	53,808	59,732
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	111,008	108,212
Accumulated other comprehensive loss	(1,782)	(1,756)
Retained earnings	35,289	39,921
Total stockholders’ equity	144,517	146,379
Total liabilities and stockholders' equity	$198,325	$206,111

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands except share and per share amounts)	2026	2025	2026	2025

Revenue:
Wireless revenue	$16,989	$17,794	$51,688	$54,708
Software revenue	16,010	16,073	49,548	51,139
Total revenue	32,999	33,867	101,236	105,847
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,711	7,433	21,276	22,119
Research and development	3,228	3,035	9,965	9,194
Technology operations	5,659	6,032	17,691	18,455
Selling and marketing	3,254	4,234	11,665	13,508
General and administrative	7,209	7,745	22,044	23,983
Depreciation and accretion	956	858	2,877	2,571
Severance and restructuring	345	171	2,212	248
Total operating expenses	27,362	29,508	87,730	90,078
Operating income	5,637	4,359	13,506	15,769
Interest income	171	193	567	668
Other income	7,539	28	7,533	784
Income before income taxes	13,347	4,580	21,606	17,221
Provision for income taxes	(3,630)	(1,377)	(5,782)	(4,270)
Net income	$9,717	$3,203	$15,824	$12,951
Basic net income per common share	$0.46	$0.16	$0.76	$0.63
Diluted net income per common share	$0.46	$0.15	$0.75	$0.62
Basic weighted average common shares outstanding	20,918,137	20,590,924	20,863,386	20,537,643
Diluted weighted average common shares outstanding	21,213,092	21,029,219	21,237,582	21,020,663
Cash dividends declared per common share	$0.3125	$0.3125	$0.9375	$0.9375

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands)	2026	2025	2026	2025

Net income	$9,717	$3,203	$15,824	$12,951
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8)	(4)	(26)	18
Other comprehensive (loss) income	(8)	(4)	(26)	18
Comprehensive income	$9,709	$3,199	$15,798	$12,969

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2025	20,284,177	$2	$103,952	$50,792	$154,746
Net income	—	—	—	5,196	5,196
Issuance of restricted stock under the Equity Plan	453,081	—	—	—	—
Purchase of common stock for tax withholding	(172,567)	—	(2,843)	—	(2,843)
Amortization of stock-based compensation	—	—	1,270	—	1,270
Cash dividends declared	—	—	—	(6,641)	(6,641)
Cumulative translation adjustment	—	—	10	—	10
Balance at March 31, 2025	20,564,691	$2	$102,389	$49,347	$151,738
Net income	—	—	—	4,552	4,552
Issuance of common stock under the Employee Stock Purchase Plan	11,558	—	142	—	142
Issuance of restricted stock under the Equity Plan	7,605	—	—	—	—
Amortization of stock-based compensation	—	—	1,223	—	1,223
Cash dividends declared	—	—	—	(6,731)	(6,731)
Cumulative translation adjustment	—	—	12	—	12
Balance at June 30, 2025	20,583,854	$2	$103,766	$47,168	$150,936
Net income	—	—	—	3,203	3,203
Issuance of restricted stock under the Equity Plan	7,070	—	—	—	—
Amortization of stock-based compensation	—	—	1,248	—	1,248
Cash dividends declared	—	—	—	(6,686)	(6,686)
Cumulative translation adjustment	—	—	(4)	—	(4)
Balance at September 30, 2025	20,590,924	$2	$105,010	$43,685	$148,697

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2026	20,610,364	$2	$106,456	$39,921	$146,379
Net income	—	—	—	1,987	1,987
Issuance of restricted stock under the Equity Plan	429,301	—	—	—	—
Purchase of common stock for tax withholding	(164,125)	—	(2,070)	—	(2,070)
Amortization of stock-based compensation	—	—	1,470	—	1,470
Cash dividends declared	—	—	—	(6,794)	(6,794)
Cumulative translation adjustment	—	—	(8)	—	(8)
Balance at March 31, 2026	20,875,540	$2	$105,848	$35,114	$140,964
Net income	—	—	—	4,120	4,120
Issuance of common stock under the Employee Stock Purchase Plan	18,922	—	184	—	184
Issuance of restricted stock under the Equity Plan	11,470	—	—	—	—
Amortization of stock-based compensation	—	—	1,383	—	1,383
Cash dividends declared	—	—	—	(6,774)	(6,774)
Cumulative translation adjustment	—	—	(10)	—	(10)
Balance at June 30, 2026	20,905,932	$2	$107,405	$32,460	$139,867
Net income	—	—	—	9,717	9,717
Issuance of restricted stock under the Equity Plan	12,205	—	—	—	—
Amortization of stock-based compensation	—	—	1,829	—	1,829
Cash dividends declared	—	—	—	(6,888)	(6,888)
Cumulative translation adjustment	—	—	(8)	—	(8)
Balance at September 30, 2026	20,918,137	$2	$109,226	$35,289	$144,517

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(Unaudited and in thousands)	2026	2025

Operating activities:
Net income	$15,824	$12,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	2,877	2,571
Deferred income tax expense	5,002	3,885
Stock-based compensation	4,682	3,741
Gain on sale of long-lived assets	(7,738)	(701)
Provisions for credit losses, service credits and other	946	755
Changes in assets and liabilities:
Accounts receivable	4,434	(4,498)
Prepaid expenses and other assets	233	(1,966)
Net operating lease liabilities	(95)	(62)
Accounts payable and other liabilities	(4,795)	(3,443)
Deferred revenue	534	4,192
Net cash provided by operating activities	21,904	17,425
Investing activities:
Purchases of property and equipment	(1,950)	(2,348)
Proceeds from sale of long-lived assets, net	7,777	701
Net cash provided by (used in) investing activities	5,827	(1,647)
Financing activities:
Cash distributions to stockholders	(21,028)	(20,861)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	184	142
Purchase of common stock for tax withholding on vested equity awards	(2,070)	(2,843)
Net cash used in financing activities	(22,914)	(23,562)
Effect of exchange rate on cash and cash equivalents	(26)	18
Net increase (decrease) in cash and cash equivalents	4,791	(7,766)
Cash and cash equivalents, beginning of period	25,280	29,145
Cash and cash equivalents, end of period	$30,071	$21,379
Supplemental disclosure:
Income taxes paid	$366	$299

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
NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are detailed in Note 1, “Organization and Significant Accounting Policies” of the 2025 Annual Report.
NOTE 5 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Wireless Revenue
Wireless revenue consists of two primary components: paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, sales of paging devices and charges for devices that are not returned and is net of anticipated credits. Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. See "Item 1. Business,” in the 2025 Annual Report for more details.
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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025

Revenue:
Paging revenue	$16,036	$16,917	$48,616	$51,716
Product and other revenue	953	877	3,072	2,992
Wireless revenue	$16,989	$17,794	$51,688	$54,708

License	$1,393	$1,076	$6,387	$6,101
Professional services - projects	2,970	3,649	9,066	11,951
Professional services - managed services	2,355	1,807	6,746	4,642
Hardware	236	393	550	1,090
Maintenance and subscription	9,056	9,148	26,799	27,355
Software revenue	$16,010	$16,073	$49,548	$51,139
Total revenue	$32,999	$33,867	$101,236	$105,847
The Company is currently structured as a single operating (and reportable) segment, a clinical communication and collaboration business. Sales are assigned to subsidiaries based on the geographic location of the customer at the signing of a contract. The United States was the only country that accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2026, and 2025. Revenue generated in the United States and internationally consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025

United States	$32,450	$33,237	$99,542	$103,904
International	549	630	1,694	1,943
Total revenue	$32,999	$33,867	$101,236	$105,847
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

(Dollars in thousands)	December 31, 2025	Additions	Revenue Recognized	September 30, 2026

Deferred Revenue	$31,080	$49,421	$(48,887)	$31,614

During the nine months ended September 30, 2026, the Company recognized $23.4 million of revenue related to amounts deferred as of December 31, 2025.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions are as follows:

(Dollars in thousands)	December 31, 2025	Additions	Commissions Recognized	September 30, 2026

Prepaid Commissions	$3,798	$3,172	$(3,008)	$3,962
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing on the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of consideration allocated to remaining performance obligations at September 30, 2026 was $52.0 million, which excludes $15.7 million of additional transaction value that was deemed cancellable by the customer without significant penalty. We expect to recognize approximately $30.7 million of our remaining performance obligations over the next 12 months and $10.9 million over the next 13 to 24 months, with the remaining balance recognized thereafter.
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
Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025

Operating lease cost	$605	$733	$1,943	$2,235
Short-term lease cost	1,736	1,934	5,425	5,867
Total lease cost	$2,341	$2,667	$7,368	$8,102

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents supplemental cash flow information:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$2,035	$2,274
Right-of-use assets obtained in exchange for lease obligations	$108	$577

The following table presents the weighted average remaining lease term and discount rate:

	September 30, 2026	December 31, 2025

Weighted average remaining lease term - operating leases (in years)	3.40	3.70
Weighted average discount rate - operating leases	6.52%	6.67%
Maturities of lease liabilities as of September 30, 2026, were as follows:

For the Year Ending December 31,	(Dollars in thousands)

2026 (remaining three months)	$591
2027	2,094
2028	1,539
2029	597
2030	437
Thereafter	594
Total future lease payments	5,852
Imputed interest	(554)
Total	$5,298
NOTE 7 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation and Accretion
Depreciation and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025

Depreciation
Leasehold improvements	$62	$27	$182	$79
Asset retirement costs	12	23	34	69
Paging and computer equipment	630	714	1,911	2,155
Furniture, fixtures and vehicles	82	72	239	201
Total depreciation	786	836	2,366	2,504
Accretion	170	22	511	67
Total depreciation and accretion expense	$956	$858	$2,877	$2,571
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.0 million at September 30, 2026 and $1.0 million at December 31, 2025. Our two most significant allowance accounts are: allowance for credit losses and allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses. We had an allowance for service credits of $0.3 million at September 30, 2026 and a nominal amount at December 31, 2025.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the allowance for credit losses for the periods presented:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025

Balance at beginning of period	$906	$644
Provisions for credit losses	611	433
Write-offs	(791)	(494)
Balance at end of period	$726	$583
Accounts receivable, net included $4.7 million and $6.3 million of unbilled receivables at September 30, 2026 and December 31, 2025, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, and will generally be billed upon passage of time.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	September 30, 2026	December 31, 2025

Leasehold improvements	lease term	$2,764	$2,728
Asset retirement costs	1-15	4,212	4,212
Paging and computer equipment	1-5	79,292	81,573
Furniture, fixtures and vehicles	3-5	2,659	2,610
Total property and equipment		88,927	91,123
Accumulated depreciation		(83,626)	(85,400)
Total property and equipment, net		$5,301	$5,723
Other Income
For the three and nine months ended September 30, 2026, the Company recognized a $7.5 million gain from the sale of certain narrowband spectrum licenses reflecting the $8.0 million purchase price less transaction-related costs of $0.5 million. For the three months ended September 30, 2025, the Company recognized a nominal amount of other income, while for the nine months ended September 30, 2025 the Company recognized $0.8 million of other income, which primarily consisted of a gain of $0.7 million from the sale of a domain name.

NOTE 8 - GOODWILL
During the three months ended September 30, 2026, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance as of December 31, 2025	$530	$4,902	$5,432
Accretion	229	282	511
Amounts paid	(297)	—	(297)
Reclassifications	150	(150)	—
Balance as of September 30, 2026	$612	$5,034	$5,646
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025.
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
At September 30, 2026, and December 31, 2025, we had no stock options outstanding.
At September 30, 2026, and December 31, 2025, there were 20,918,137 and 20,610,364 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.
Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026, and 2025, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on restricted stock and RSUs have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2026 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 25, 2026	March 16, 2026	March 31, 2026	$0.3125	$6,794
April 29, 2026	May 26, 2026	June 24, 2026	0.3125	6,774
July 29, 2026	August 19, 2026	September 9, 2026	0.3125	6,888
Total			$0.9375	$20,456
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs"), unvested restricted stock and unvested RSUs.
On October 28, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of November 18, 2026 and a payment date of December 9, 2026. Cash dividends related to common stock of approximately $6.5 million will be paid from available cash on hand.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the nine months ended September 30, 2026, the Company did not repurchase any shares of common stock.
Net Income per Common Share
Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares, including unvested and outstanding equity awards.
The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2026	2025	2026	2025

Numerator:
Net income	$9,717	$3,203	$15,824	$12,951

Denominator:
Basic weighted average common shares outstanding	20,918,137	20,590,924	20,863,386	20,537,643
Diluted weighted average common shares outstanding	21,213,092	21,029,219	21,237,582	21,020,663
Basic net income per common share	$0.46	$0.16	$0.76	$0.63
Diluted net income per common share	$0.46	$0.15	$0.75	$0.62
Stock-Based Compensation Plans
On April 29, 2020, our Board of Directors adopted the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the “2020 Equity Plan”) that our stockholders subsequently approved on July 28, 2020. On April 10, 2023, our Board of Directors adopted an amendment and restatement of the 2020 Equity Plan to increase the number of shares available for issuance by 1,000,000 shares, which our stockholders subsequently approved on July 25, 2023. On April 29, 2026, our Board of Directors adopted an amendment and restatement of the 2020 Equity Plan to increase the number of shares available for issuance by 1,700,000 shares that our stockholders subsequently approved on July 21, 2026. At July 21, 2026, a total of 1,778,179 shares of common stock remained available for issuance under the 2020 Equity Plan.
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
The following table summarizes the activities under the 2020 Equity Plan from January 1, 2026, through September 30, 2026:

Activity

Total equity securities available at January 1, 2026	597,417
Additional shares available for issuance under the amended and restated 2020 Equity Plan	1,700,000
RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(635,813)
Total equity securities available at September 30, 2026	1,661,604
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the 2020 Equity Plan for the nine months ended September 30, 2026:

	Shares	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2026	815,209	$13.32
Granted	688,852	12.25
Vested	(442,292)	10.52
Forfeited	(53,039)	14.10
Unvested at September 30, 2026	1,008,730	$13.78
Of the 1,008,730 unvested RSUs, DSUs and restricted stock outstanding at September 30, 2026, 487,896 RSUs include contingent performance requirements for vesting purposes. At September 30, 2026, there was $6.5 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the nine months ended September 30, 2026, 18,922 shares of the Company's stock were purchased, compared to 11,558 shares purchased during the same period in 2025. The following table summarizes the activities under the ESPP from January 1, 2026 through September 30, 2026:

Activity

Total ESPP equity securities available at January 1, 2026	64,254
ESPP common stock purchased by eligible employees	(18,922)
Total ESPP equity securities available at September 30, 2026	45,332
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
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025

Performance-based RSUs	$820	$483	$1,879	$1,429
Time-based RSUs and restricted stock	973	741	2,707	2,239
ESPP	36	24	96	73
Total stock-based compensation	$1,829	$1,248	$4,682	$3,741
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
We had total net deferred income tax assets ("DTAs") of $31.5 million and $36.5 million as of September 30, 2026, and December 31, 2025, respectively. We had a valuation allowance of $1.9 million as of both September 30, 2026 and December 31, 2025.
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
NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the nine months ended September 30, 2026 to the commitments and contingencies, including legal contingencies, previously reported in the 2025 Annual Report.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors serves as Executive Vice President and Chief Information Officer for an entity that is also a customer of the Company. For the three months ended September 30, 2026 and 2025, we recognized revenues of $0.5 million and $0.4 million, respectively, related to the contracts from the entity at which the individual is employed. For the nine months ended September 30, 2026 and 2025, we recognized revenues of $1.4 million in each period related to contracts from the entity at which the individual is employed. We had no outstanding receivables related to these contracts included in accounts receivable, net on the Condensed Consolidated Balance Sheets as of September 30, 2026 and $0.7 million outstanding as of December 31, 2025.
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
The measurement of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. Depreciation and accretion details are tabulated in Note 7, "Condensed Consolidated Financial Statements' Components." An immaterial amount of long-lived assets were held outside of the United States as of September 30, 2026 and 2025.
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
In April 2026, we announced a strategic realignment designed to further enhance our cost optimization efforts. These actions will enable us to direct resources towards continued investment in our Care Connect Suite and artificial intelligence initiatives, while sustaining our commitment to returning cash to stockholders. This realignment eliminated approximately 10% of our workforce, which is expected to result in annualized savings of over $6.0 million in payroll and related expenses and other operating expenses. The workforce reductions planned as a part of the strategic realignment were completed in the third quarter of 2026.

Results of Operations
The following table is a summary of our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	Total	%	2026	2025	Total	%

Revenue:
Wireless revenue	$16,989	$17,794	$(805)	(4.5)%	$51,688	$54,708	$(3,020)	(5.5)%
Software revenue	16,010	16,073	(63)	(0.4)%	49,548	51,139	(1,591)	(3.1)%
Total revenue	32,999	33,867	(868)	(2.6)%	101,236	105,847	(4,611)	(4.4)%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,711	7,433	(722)	(9.7)%	21,276	22,119	(843)	(3.8)%
Research and development	3,228	3,035	193	6.4%	9,965	9,194	771	8.4%
Technology operations	5,659	6,032	(373)	(6.2)%	17,691	18,455	(764)	(4.1)%
Selling and marketing	3,254	4,234	(980)	(23.1)%	11,665	13,508	(1,843)	(13.6)%
General and administrative	7,209	7,745	(536)	(6.9)%	22,044	23,983	(1,939)	(8.1)%
Depreciation and accretion	956	858	98	11.4%	2,877	2,571	306	11.9%
Severance and restructuring	345	171	174	101.8%	2,212	248	1,964	791.9%
Total operating expenses	27,362	29,508	(2,146)	(7.3)%	87,730	90,078	(2,348)	(2.6)%
Operating income	5,637	4,359	1,278	29.3%	13,506	15,769	(2,263)	(14.4)%
Interest income	171	193	(22)	(11.4)%	567	668	(101)	(15.1)%
Other income	7,539	28	7,511	26,825.0%	7,533	784	6,749	860.8%
Income before income taxes	13,347	4,580	8,767	191.4%	21,606	17,221	4,385	25.5%
Provision for income taxes	(3,630)	(1,377)	(2,253)	163.6%	(5,782)	(4,270)	(1,512)	35.4%
Net income	$9,717	$3,203	$6,514	203.4%	$15,824	$12,951	$2,873	22.2%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	372	425	(53)	(12.5)%
Active transmitters	2,718	2,894	(176)	(6.1)%

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
The table below details revenue for the periods stated:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	Total	%	2026	2025	Total	%

Revenue - wireless:
Paging revenue	$16,036	$16,917	$(881)	(5.2)%	$48,616	$51,716	$(3,100)	(6.0)%
Product and other revenue	953	877	76	8.7%	3,072	2,992	80	2.7%
Total wireless revenue	16,989	17,794	(805)	(4.5)%	51,688	54,708	(3,020)	(5.5)%

Revenue - software:
License	1,393	1,076	317	29.5%	6,387	6,101	286	4.7%
Professional services - projects	2,970	3,649	(679)	(18.6)%	9,066	11,951	(2,885)	(24.1)%
Professional services - managed services	2,355	1,807	548	30.3%	6,746	4,642	2,104	45.3%
Hardware	236	393	(157)	(39.9)%	550	1,090	(540)	(49.5)%
Maintenance and subscription	9,056	9,148	(92)	(1.0)%	26,799	27,355	(556)	(2.0)%
Total software revenue	16,010	16,073	(63)	(0.4)%	49,548	51,139	(1,591)	(3.1)%
Total revenue	$32,999	$33,867	$(868)	(2.6)%	$101,236	$105,847	$(4,611)	(4.4)%
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
Wireless revenue decreased during the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to a decrease in paging revenue. The decrease in paging revenue was primarily driven by secular decreases in our wireless units in service, from 684 thousand units as of September 30, 2025 to 634 thousand units as of September 30, 2026. This decrease was partially offset by increases in ARPU, as a result of price increases initiated in September 2026 and 2025, respectively. For the three months ended September 30, 2026, ARPU was $8.36, compared to $8.19 for the same period in 2025. For the nine months ended September 30, 2026, ARPU was $8.25, compared to $8.19 for the same period in 2025.
The decreases in paging revenue during the three and nine months ended September 30, 2026, compared to the same periods in 2025, were partially offset by increases in product and other revenue. Product and other revenue includes one-time fees for customers that cancel our services and do not return their equipment within the allotted time-frame, as contractually required.

We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.
The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended September 30,			Change Due To:
(in thousands)	2026	2025	Change	ARPU	Units

Paging revenue	$16,036	$16,917	$(881)	$323	$(1,204)

	For the Nine Months Ended September 30,			Change Due To:
(in thousands)	2026	2025	Change	ARPU	Units

Paging revenue	$48,616	$51,716	$(3,100)	$401	$(3,501)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings, such as encrypted paging and Spok Mobile with a pager number, to increase our revenue potential. These service offerings, along with nominal increases in the standard rate, are designed to mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers with the highest value possible.
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

Software revenue decreased during the three and nine months ended September 30, 2026, compared to the same periods in 2025. The decreases were primarily due to reduced professional services revenue, hardware revenue, resulting from lower sales, alongside lower maintenance and subscription revenue and was partially offset by the increase in license revenue. The decrease in professional services revenue was a result of lower billable hours, driven by a reduction in billable headcount within the professional services - projects line. These decreases in projects were partially offset by our managed services offering, which provides additional stability due to even revenue recognition over the contractual term, as compared to the projects revenue stream that has historically been highly dependent on individual project factors. The decrease in maintenance and subscription revenue resulted from higher churn. The increase in license revenue was due to higher perpetual license sales.
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
The following is a review of our operating expense categories for the three and nine months ended September 30, 2026, and 2025.
Cost of Revenue
Cost of revenue decreased by $0.7 million, or 9.7%, for the three months ended September 30, 2026, and $0.8 million, or 3.8%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The decreases were driven by a reduction in headcount within our professional services group and lower equipment costs resulting from lower hardware sales, as well as cost optimization efforts.
Research and Development
Research and development expenses increased by $0.2 million, or 6.4%, for the three months ended September 30, 2026, and $0.8 million, or 8.4%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The increases during the three and nine months ended September 30, 2026 were driven by increased spend in outside services in conjunction with our continued investment in the enhancement of our software solutions, alongside an increase in technology costs.
Technology Operations
Technology operations decreased by $0.4 million, or 6.2%, for the three months ended September 30, 2026, and $0.8 million, or 4.1%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The decreases were driven by a reduction in the number of active transmitters, resulting from our network rationalization efforts. The number of active transmitters, which directly affects our telecommunications and site rent expenses, declined 6.1% from September 30, 2025 to September 30, 2026.
Selling and Marketing
Selling and marketing expenses decreased by $1.0 million, or 23.1%, for the three months ended September 30, 2026, and $1.8 million, or 13.6%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The decreases during the three and nine months ended September 30, 2026 were primarily driven by our cost optimization efforts and the strategic realignment.
General and Administrative
General and administrative expenses decreased by $0.5 million, or 6.9%, for the three months ended September 30, 2026, and $1.9 million, or 8.1%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The decreases during the three and nine months ended September 30, 2026 were primarily driven by lower technology and compensation costs as a result of our cost optimization efforts and the strategic realignment.

Severance and Restructuring
Severance and restructuring expenses increased by $0.2 million for the three months ended September 30, 2026, and $2.0 million for the nine months ended September 30, 2026, compared to the same periods in 2025. The increases were primarily related to severance expenses incurred due to the reduction in headcount during the second and third quarters of 2026 as a result of the strategic realignment.
Other income
For both the three and nine months ended September 30, 2026, the Company recognized $7.5 million in other income. For the three and nine months ended September 30, 2025, the Company recognized a negligible amount and $0.8 million in other income, respectively. The other income for the three and nine months ended September 30, 2026 primarily consisted of a gain of $7.5 million from the sale of certain narrowband spectrum licenses, as compared to a gain of $0.7 million from the sale of a domain name for the nine months ended September 30, 2025.
Income Taxes
Provision for income taxes was $3.6 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively. Provision for income taxes was $5.8 million and $4.3 million for the nine months ended September 30, 2026 and 2025, respectively. Provision for income taxes increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to the increases in pre-tax book income. Further details can be found in Note 11, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of September 30, 2026, we held cash and cash equivalents of $30.1 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. We maintain a majority of our cash and cash equivalents in accounts with major United States and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.
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
On June 23, 2026, we entered into an agreement to sell certain narrowband spectrum licenses in our two-way paging inventory to Sensus USA, Inc. for a purchase price of $8.0 million. The transaction received approval by the Federal Communications Commission and closed on July 20, 2026. The net proceeds positively impacted our liquidity position as of September 30, 2026. We do not anticipate any material payments towards the transaction costs in the future.

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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at September 30, 2026, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025

Net cash provided by operating activities	$21,904	$17,425	$4,479
Net cash provided by (used in) investing activities	5,827	(1,647)	7,474
Net cash used in financing activities	(22,914)	(23,562)	648
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
For the nine months ended September 30, 2026, net cash provided by operating activities increased by $4.5 million, ending at $21.9 million, compared to $17.4 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in cash received from customers, partially offset by an increase in cash used for accounts payable and other liabilities.
Investing Activities
For the nine months ended September 30, 2026 net cash provided by investing activities was $5.8 million as compared to net cash used in investing activities of $1.6 million for the same period in 2025. For the nine months ended September 30, 2026 net cash provided by investing activities includes the net proceeds from the sale of certain narrowband spectrum licenses, partially offset by purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2025 reflects purchases of property and equipment partially offset by the net proceeds from the sale of a domain name.
Financing Activities
For the nine months ended September 30, 2026 and 2025, net cash used in financing activities was $22.9 million and $23.6 million, respectively. Net cash used in financing activities primarily consists of cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
On October 28, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of November 18, 2026 and a payment date of December 9, 2026. This cash dividend of approximately $6.5 million, applicable to our common stock outstanding, will be paid from available cash on hand.

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
The following table provides the Company's significant commitments and contractual obligations as of September 30, 2026:

	Payments Due by Period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$5,852	$2,161	$2,510	$888	$293
Unconditional purchase obligations	1,590	1,296	294	—	—
Total contractual obligations	$7,442	$3,457	$2,804	$888	$293
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
Critical Accounting Policies and Estimates

The preceding discussion and analysis of financial condition and operations is based on our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our Condensed Consolidated Financial Statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, we evaluate estimates and assumptions, including, but not limited to, those related to the impairment of long-lived assets and goodwill, accounts receivable allowances, revenue recognition, depreciation and accretion expense, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes to the critical accounting policies reported in the 2025 Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2026, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Item 1A. Risk Factors” of Part I of the 2025 Annual Report have not materially changed during the nine months ended September 30, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended September 30, 2026.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit/Appendix	Filing Date	Filed/Furnished Herewith
10.1	Amended and Restated Spok Holdings, Inc. 2020 Equity Incentive Award Plan	DEF 14A	001-32358	A	4/30/2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema*					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation*					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition*					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels*					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation*					Filed
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)					Filed

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: October 29, 2026	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)